Form 10-K
period 1998-12-31
VORNADO OPERATING CO
filed 1999-04-01
CIK 1050080

EXHIBIT INDEX ON PAGE 30


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

[x]   ANNUAL  REPORT  PURSUANT  TO  SECTION 13  OR  15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended:   December 31, 1998
                                     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________To________________________________

Commission File Number:   333-40701

                          VORNADO OPERATING COMPANY
           (Exact name of Registrant as specified in its charter)

                Delaware                                22-3569068
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)

Park 80 West, Plaza II, Saddle Brook, New Jersey          07663
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code: (201) 587-1000

         Securities registered pursuant to Section 12(b) of the Act:

            Title of Each Class      Name of Each Exchange on Which Registered

               Common Stock,                 American Stock Exchange
          par value $.01 per share

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting shares held by non-affiliates of the registrant, i.e. by persons other than officers and directors of Vornado Operating Company as reflected in the table in Item 12 of this Form 10-K, as of March 2, 1999 was $25,837,000.

As of March 2, 1999, there were 4,068,310 shares of the registrant's common stock, par value $.01 per share, outstanding.

                     Documents Incorporated by Reference

Part III: Proxy Statement for Annual Meeting of Stockholders to be held on May 19, 1999.

                              TABLE OF CONTENTS
Item
                                                                           Page

PART I.    ...................................................................3
  Item 1.  Business...........................................................3
  Item 2.  Properties........................................................10
  Item 3.  Legal Proceedings.................................................10
  Item 4.  Submission of Matters to a Vote of Security Holders...............10
PART II.   ..................................................................12
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters...........................................................12
  Item 6.  Selected Consolidated Financial Data..............................12
  Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................13
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk........14
  Item 8.  Financial Statements and Supplementary Data.......................14
  Item 9.  Changes In and Disagreements With Independent Auditors on
           Accounting and Financial Disclosure...............................15
PART III. (1)  ..............................................................29
  Item 10. Directors and Executive Officers of the Registrant................29
  Item 11. Executive Compensation............................................29
  Item 12. Security Ownership of Certain Beneficial Owners and Management....29
  Item 13. Certain Relationships and Related Transactions....................29
PART IV.   ..................................................................30
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..30
SIGNATURES...................................................................31

--------------------
(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1998, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 9 of this Annual Report on Form 10-K.

      Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to: (a) the Company's lack of operating history and operating results; (b) the Company's lack of operating assets; (c) restrictions on the Company's business and future opportunities; (d) dependence upon Vornado Realty Trust; (e) the substantial influence of the Company's controlling stockholders and conflicts of interest;
(f) risks associated with potential investments and ability to manage those investments; (g) competition; (h) the Company's obligations under the revolving credit facility; (i) the Company's limited financial resources; (j) dependence on key personnel; (k) potential antitakeover effects of the Company's charter documents and applicable law; (l) dependence on dividends and distributions of subsidiaries; (m) potential costs of compliance with environmental laws; (n) changes in the general economic climate; and (o) government regulations.

                                   PART I.

Item 1. Business

General

      On October 16, 1998 Vornado Realty L.P. (the "Operating Partnership"), a subsidiary of Vornado Realty Trust together with its consolidated subsidiaries and preferred stock affiliates, ("Vornado"), made a distribution (the "Distribution") of one share of common stock, par value $.01 per share (the "Common Stock"), of Vornado Operating Company, a Delaware corporation (the "Corporation"), for 20 units of limited partnership interest of the Operating Partnership (including the units owned by Vornado) held of record as of the close of business on October 9, 1998 (the "Record Date"), and Vornado in turn made a distribution of the Common Stock it received to the holders of its common shares of beneficial interest. While no Common Stock was distributed in respect of Vornado's $3.25 Series A Convertible Preferred Shares, Vornado adjusted the conversion price to take into account the Distribution.

      The Corporation was formed on October 30, 1997, as a wholly owned subsidiary of Vornado. In order to maintain its status as a real estate investment trust ("REIT") for federal income tax purposes, Vornado is required to focus principally on investments in real estate assets. Accordingly, Vornado is prevented from owning certain assets and conducting certain activities that would be inconsistent with its status as a REIT. The Corporation was formed to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. The Corporation is intended to function principally as an operating company, in contrast to Vornado's principal focus on investments in real estate assets. The Corporation is able to do so because it is taxable as a regular "C" corporation rather than a REIT.

      The Corporation will seek to become the operator of businesses conducted at properties it leases from Vornado, as contemplated by the Intercompany Agreement, dated as of October 16, 1998, between the Corporation and Vornado (the "Intercompany Agreement"), referred to below. The Corporation expects to rely exclusively on Vornado to identify business opportunities for the Corporation, and the Corporation currently expects that those opportunities will relate in some manner to Vornado and its real estate investments rather than to unrelated businesses.

      The principal executive offices of the Corporation are located at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663, and its telephone number at that location is (201) 587-1000.

Intercompany Agreement and Charter Purpose Clauses

      The Corporation and Vornado have entered into the Intercompany Agreement pursuant to which, among other things, (a) Vornado will under certain circumstances offer the Corporation an opportunity to become the lessee of certain real property owned now or in the future by Vornado (under mutually satisfactory lease terms) and (b) the Corporation will not make any real estate investment or other REIT-Qualified Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity.

      More specifically, the Intercompany Agreement requires, subject to certain terms, that Vornado provide the Corporation with an opportunity (a "Tenant Opportunity") to become the lessee of any real property owned now or in the future by Vornado if Vornado determines in its sole discretion that, consistent with Vornado's status as a REIT, it is required to enter into a "master" lease arrangement with respect to such property and that the Corporation is qualified to act as lessee thereof. In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or a group of related properties or projects) are leased to a single lessee. Under the Intercompany Agreement, the Corporation and Vornado will negotiate with each other on an exclusive basis for 30 days regarding the terms and conditions of the lease in respect of each Tenant Opportunity. If a mutually satisfactory agreement cannot be reached within the 30-day period, Vornado may for a period of one year thereafter enter into a binding agreement with respect to such Tenant Opportunity with any third party on terms no more favorable to the third party than the terms last offered to the Corporation. If Vornado does not enter into a binding agreement with respect to such Tenant Opportunity within such one-year period, Vornado must again offer the Tenant Opportunity to the Corporation in accordance with the procedures specified above prior to offering such Tenant Opportunity to any other party.

      In addition, the Intercompany Agreement prohibits the Corporation from making (i) any investment in real estate (including the provision of services related to real estate, real estate mortgages, real estate derivatives or entities that invest in the foregoing) or (ii) any other REIT-Qualified Investment, unless it has provided written notice to Vornado of the material terms and conditions of the investment opportunity and Vornado has determined not to pursue such investment either by providing written notice to the Corporation rejecting the opportunity within 10 days from the date of receipt of notice of the opportunity or by allowing such 10-day period to lapse. As used herein, "REIT-Qualified Investment" means an investment, at least 95% of the gross income from which would qualify under the 95% gross income test set forth in Section 856(c)(2) of the Internal Revenue Code of 1986, as amended (the "Code") (or could be structured to so qualify), and the ownership of which would not cause Vornado to violate the asset limitations set forth in Section 856(c)(4) of the Code (or could be structured not to cause Vornado to violate the Section 856(c)(4) limitations); provided, however, that "REIT-Qualified Investment" does not include an investment in government securities, cash or cash items (as defined for purposes of Section 856(c)(4) of the Code), money market funds, certificates of deposit, commercial paper having a maturity of not more than 90 days, bankers' acceptances or the property transferred to the Corporation by the Operating Partnership. The Intercompany Agreement also requires the Corporation to assist Vornado in structuring and consummating any such investment which Vornado elects to pursue, on terms determined by Vornado. In addition, the Corporation has agreed to notify Vornado of, and make available to, Vornado investment opportunities developed by the Corporation or of which the Corporation becomes aware but is unable or unwilling to pursue.

      Under the Intercompany Agreement, Vornado has agreed to provide the Corporation with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, the Corporation will compensate Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Corporation for comparable services and will reimburse Vornado for certain costs incurred and paid to third parties on behalf of the Corporation.

      Vornado and the Corporation each have the right to terminate the Intercompany Agreement if the other party is in material default of the Intercompany Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Intercompany Agreement upon a change in control of the Corporation.

      The Corporation's restated certificate of incorporation (the "Charter") specifies that one of its corporate purposes is to perform the Intercompany Agreement and, for so long as the Intercompany Agreement remains in effect, prohibits the Corporation from making any real estate investment or other REIT-Qualified Investment without first offering the opportunity to Vornado in the manner specified in the Intercompany Agreement.

Vornado Operating L.P. and the Interstate Exchange

      The Corporation holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Corporation is the sole general partner of, and as of December 31, 1998 owned a 90.1% partnership interest in, Company L.P. All references to the Company refer to Vornado Operating Company and its subsidiaries including the Company L.P.

      Interstate Properties, a New Jersey general partnership ("Interstate"), and its three partners -- Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado) and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company) -- beneficially owned, in the aggregate, 17.0% of the Company's Common Stock immediately after the Distribution (excluding shares underlying stock appreciation rights ("SARs") and options held by Messrs. Roth and Wight for this purpose).

Under applicable provisions of the Code, Vornado will not continue to be treated as a REIT unless it satisfies, among other things, requirements relating to the sources of its gross income. Rents received or accrued by Vornado from the Company will not be treated as qualifying rent for purposes of these requirements if Vornado is treated, either directly or under the applicable attribution rules, as owning 10% or more of the Common Stock of the Company. Vornado will be treated as owning, under the applicable attribution rules, 10% or more of the Common Stock at any time that Interstate and its partners own, directly or under the applicable attribution rules, (a) Vornado shares with a value equal to 10% or more of the total value of Vornado's outstanding shares and (b) 10% or more of the Common Stock of the Company. Thus, in order to enable rents received or accrued by Vornado from the Company to be treated as qualifying rent for purposes of the REIT gross income requirements and to achieve certain other purposes, pursuant to the Exchange Agreement, dated as of October 16, 1998, between the Company and Interstate, (i) Interstate exchanged 447,017 shares of Common Stock for a 9.9% undivided interest in all of the Company's assets and (ii) Interstate and the Company contributed all of their interests in such assets to Company L.P. and in return Interstate received a 9.9% limited partnership interest and the Company received a 90.1% partnership interest therein. At any time after October 16, 1999, Interstate will have the right to have its limited partnership interest in Company L.P. redeemed by Company L.P. either (a) for cash in an amount equal to the fair market value, at the time of redemption, of 447,017 shares of Common Stock or (b) for 447,017 shares of Common Stock, in each case as selected by the Company and subject to customary anti-dilution adjustments.

The Cold Storage Companies

      On October 31, 1997, partnerships (the "Vornado/Crescent Partnerships") in which affiliates of Vornado have a 60% interest and affiliates of Crescent Real Estate Equities Company ("Crescent") have a 40% interest acquired each of Americold Corporation ("Americold") and URS Logistics, Inc. ("URS"). In June 1998, Vornado/Crescent Partnerships acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group (Americold, URS, Freezer Services, Inc. and the Carmar Group, collectively, the "Cold Storage Companies").

      On March 12, 1999, the Company and Crescent Operating Inc. ("Crescent Operating") formed a new partnership that has purchased all of the non-real estate assets of the Cold Storage Companies which do business under the name "AmeriCold Logistics" encompassing the operations of the cold storage business for approximately $48 million from the Vornado/Crescent Partnership. The new partnership leases 88 cold storage warehouses used in this business from the Vornado/Crescent Partnership, which continues to own the real estate. In addition to the leased warehouses, AmeriCold Logistics manages 13 additional warehouses containing approximately 80 million cubic feet of space.

      To fund its share of the purchase price, the Company utilized $4.6 million of cash and borrowed $18.6 million under its revolving credit facility with Vornado. Further, the Company will pay $6 million to close the warehousing operation of one of the leased facilities.

      The purchase price of the cold storage operating assets was proposed by the partnership of Vornado and Crescent (the Sellers). The Board of Directors of both the Company and Crescent Operating reviewed and approved the transaction after concluding that the price was fair market value at the time of the transaction.

      The acquired business has 5,500 employees and operates 101 warehouse facilities nationwide with an aggregate of approximately 530 million cubic feet of refrigerated, frozen and dry storage space under the name AmeriCold Logistics. AmeriCold Logistics has its headquarters in Atlanta, Georgia. AmeriCold Logistics provides the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility primarily services the surrounding regional market. AmeriCold Logistics offers transportation management services including freight routing, dispatching, freight rate negotiation, backhaul coordination and distribution channel assessment. AmeriCold Logistics temperature-controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

      AmeriCold Logistics customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations including Con-Agra, Inc., Tyson Foods, H.J. Heinz & Co., McCain Foods, Pillsbury, Sara Lee, Philip Morris, J.R. Simplot, Farmland Industries and Unilever.

      AmeriCold Logistics faces national, regional and local competition. Breadth of service, warehouse locations, customer mix, warehouse size, service performance and price are major competitive factors.

      Leases for the cold storage warehouse properties
      ------------------------------------------------

      AmeriCold Logistics entered into six leases covering the warehouses used in this business. The leases have a 15-year term with two-five year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold receives from its customers. Fixed rent is approximately $123 million per annum through 2003, $126 million per annum from 2004 through 2008 and $130 million per annum from 2009 through 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $321 million, and the weighted average percentage rate is 36.5% for the initial five-year period, 39.1% for the period from 2004 through 2008 and 40.7% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32 million, and the percentage rate is 24% for the initial two-year period, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011 and 41% from 2012 through February 28, 2014. Fixed base rent and percentage rent for the initial year are projected to be approximately $151,000,000.

      AmeriCold Logistics has the right to defer the payment of 15% of fixed rent and all percentage rent for up to three years beginning on March 12, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent.

      The fixed rent for each of the two five-year renewal options is equal to the greater of the then fair market value rent and the fixed rent for the immediately preceding lease year plus 5%.

      AmeriCold Logistics is required to pay all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees and insurance premiums, as well as property capital expenditures in excess of $5,000,000 annually.

      Terms of the new partnership
      ----------------------------

      Vornado is the day-to-day liaison to the management of AmeriCold Logistics. The new partnership will pay Vornado an annual fee of $487,000, which is based on the cold storage operating assets acquired by the new partnership on March 12, 1999. The fee increases by an amount equal to 1% of the cost of new acquisitions, including transaction costs. The new partnership will provide financial statement preparation, tax and similar services to the Vornado/Crescent real estate partnership (the lessor of the Cold Storage warehouse properties) for an annual fee of $250,000 increasing 2% each year.

      The Company must obtain Crescent Operating's approval for specified matters involving AmeriCold Logistics, including approval of the annual budget, requiring specified capital contributions, entering into specified new leases or amending existing leases, selling or acquiring specified assets and any sale, liquidation or merger of AmeriCold Logistics. If the partners fail to reach agreement on certain matters prior to October 30, 2000, the Company will be entitled to buy Crescent Operating's interest in the partnership at cost plus a 10% per annum return. If the partners fail to reach agreement on such matters during the period from November 1, 2000 through October 30, 2007, the Company may set a price at which it commits to either buy Crescent Operating's investment, or sell its own, and Crescent Operating will decide whether to buy or sell at that price. If the partners fail to reach agreement on such matters after October 30, 2007, either party may set a price at which it commits to either buy the other party's investment, or sell its own, and the other party will decide whether to buy or sell at that price.

      Neither partner may transfer its rights or interest in the partnership without the consent of the other partner. The partnership will continue for a term through October 30, 2027, except as the partners may otherwise agree.

The senior management of AmeriCold Logistics consists of the same individuals who were the senior management of this business before the new partnership acquired it. Daniel F. McNamara, the Chief Executive Officer of AmeriCold Logistics, was Chief Executive Officer since October 1997, when partnerships of Vornado and Crescent Real Estate acquired the business. From March 1996 to October 1997, Mr. McNamara was Chief Executive Officer of URS Logistics, Inc. (one of the predecessors to AmeriCold Logistics). Before March 1996, Mr. McNamara was Executive Vice President and Chief Operating Officer of Value Rent-A-Car, a wholly-owned subsidiary of Mitsubishi Motors.

Acquisition and Disposition of Interest in Charles E. Smith Commercial
Realty L.P.

      On December 31, 1998, the Company purchased from a subsidiary of Vornado approximately 1.7% of the outstanding partnership units of Charles E. Smith Commercial Realty L.P. ("CESCR"), a Delaware limited partnership that owns interests in and manages approximately 10.7 million square feet of office properties in Crystal City, Arlington, Virginia, a suburb of Washington, D.C., and manages an additional 14.6 million square feet of office and other commercial properties in the Washington, D.C. area, for an aggregate purchase price of approximately $12.9 million, or $34 per unit (which is the price at which CESCR issued partnership units in October 1998 in connection with a significant "roll-up" transaction). The purchase price was funded out of the Company's working capital. In connection with this purchase, the Company was granted an option to require Vornado to repurchase all of the CESCR units at the price at which the Company purchased the CESCR units from Vornado, plus a cumulative return on such amount at a rate of 10% per annum. This option may be exercised at any time prior to December 31, 1999. On March 4, 1999, the Company exercised such option and Vornado acquired the CESCR units from the Company for $13.2 million.

Employees

      As of December 31, 1998, the Company had no employees. The Company expects that, when it acquires specific assets and business operations, the subsidiaries of the Company making such acquisitions will have their own employees.

Risk Factors

      Lack of Operating History and Operating Results; No Operating Assets

      The Company was incorporated on October 30, 1997. The Company owns no operating assets and has not yet entered into any agreement to lease or purchase operating assets.

      Restrictions on the Company's Business and Future Opportunities

      The Intercompany Agreement and the Charter prohibit the Company from making any real estate investment or other REIT-Qualified Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity. See "Item 1. Business -- Intercompany Agreement and Charter Purpose Clauses." Because of the provisions of the Intercompany Agreement and the Charter, the nature of the Company's business and the opportunities it may pursue are significantly restricted.

      Dependence upon Vornado

      The Company expects to rely exclusively on Vornado to identify business opportunities for the Company, and the Company currently expects that those opportunities will relate in some manner to Vornado and its real estate investments rather than to unrelated businesses. There is no assurance that Vornado will identify opportunities for the Company or that any opportunities that Vornado identifies will be within the Company's financial, operational or management parameters. Vornado is required under the Intercompany Agreement to provide the Company with an opportunity to become the lessee of real property acquired by Vornado only if Vornado determines in its sole discretion that, consistent with Vornado's status as a REIT, it is required to enter into a master lease arrangement with respect to such property and that the Company is qualified to act as lessee thereof. Moreover, the Company is entitled to enter into such a master lease arrangement with Vornado only if the Company and Vornado are able to agree on mutually satisfactory lease terms.

      If in the future Vornado should fail to qualify as a REIT and thereafter acquired a property, Vornado would have the right under the Intercompany Agreement to lease the property to any person or entity pursuant to any type of lease (including a master lease arrangement) or to operate the property itself, in either case without offering the Company an opportunity to become a lessee thereof. The Company, however, would remain subject to all of the limitations on its operations contained in the Charter and the Intercompany Agreement. Accordingly, if Vornado should fail to qualify as a REIT, that failure could have a material adverse effect on the Company.

      If in the future Vornado should sell any property which is leased to the Company, it is possible that the new owner might refuse to renew the lease upon the expiration of its term.

      Substantial Influence of Controlling Stockholders; Conflicts of
Interest

      As of December 31, 1998, Interstate and its three partners -- Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado) and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company) -- beneficially owned, in the aggregate, 18.1% of the outstanding Vornado Common Shares (excluding shares issuable on conversion of units of the Operating Partnership for this purpose) and beneficially owned, in the aggregate, a 9.9% limited partnership interest in Company L.P. and 7.8% of the Common Stock (excluding shares underlying SARs and options held by Messrs. Roth and Wight for this purpose). Because of the foregoing, Messrs. Roth, Mandelbaum and Wight and Interstate (collectively, the "Interstate Parties") have substantial influence on the Company and Vornado and on the outcome of any matters submitted to the Company's Stockholders or Vornado's shareholders for approval.

      Four of the members of the Company's Board (including Messrs. Roth and Fascitelli) are members of Vornado's Board, and certain members of senior management of the Company holds a corresponding position with Vornado. Members of the Company's Board and senior management may have different percentage equity interests in the Company and in Vornado. Moreover, the Interstate Parties engage in a wide variety of activities in the real estate business. Thus, members of the Board and senior management of the Company and Vornado and the Interstate Parties may be presented with conflicts of interest with respect to certain matters affecting the Company, such as determination of which of such entities or persons, if any, may take advantage of potential business opportunities, decisions concerning the business focus of such entities (including decisions concerning the types of properties and geographic locations in which such entities make investments), potential competition between business activities conducted, or sought to be conducted, by such entities or persons (including competition for properties and tenants), possible corporate transactions (such as acquisitions) and other strategic decisions affecting the future of such parties.

      Risks Associated with Potential Investments and Ability to Manage Those Investments; Competition

      Although the Company currently expects that the opportunities it pursues will relate in some manner to Vornado and its real estate investments rather than to unrelated businesses, it is possible that they will not. In addition, whether or not such opportunities relate in some manner to Vornado and its real estate investments, the businesses in which it engages may require a wide range of skills and qualifications, and there is no assurance that the Company management or employees will have, or that the Company will be able to hire and retain employees with, such skills and qualifications. There also is no assurance that the opportunities the Company pursues will be integrated, perform as expected or contribute significant revenues or profits to the Company, and there is a risk that the Company may realize substantial losses with respect thereto. The industries in which the Company will compete may be subject to government regulation and restrictions, some of which may be significant and burdensome. The businesses with which it will compete may be better capitalized or have other features that will make it difficult for the Company to compete effectively.

      Obligations under Revolving Credit Facility; Limited Financial
Resources

      The Company has entered into a $75 million Revolving Credit Agreement with Vornado (the "Revolving Credit Agreement"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Although only interest and commitment fees will be payable under the Revolving Credit Agreement until it expires, there can be no assurance that the Company will be able to satisfy all of its obligations under the Revolving Credit Agreement.

      The Company expects that its cash on hand and borrowings under the Revolving Credit Agreement will be used to support future acquisitions of assets by the Company and other cash requirements. There is no assurance that the Company will have sufficient working capital to finance future acquisitions or pursue additional opportunities. The Company expects to be able to access capital markets or to seek other financing, including financing from Vornado, but there is no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company. Under certain circumstances it may be deemed desirable by the Company and Vornado to offer and sell Common Stock and Vornado Common Shares under a common plan of distribution. There is no assurance that the timing, terms and manner of such an offering will be as favorable to the Company as the timing, terms and manner of an offering of Common Stock made independently of Vornado. Neither Vornado nor any other person is obligated to provide any additional funds to the Company, to offer securities under a common plan of distribution or to assist it in obtaining additional financing.

      Absence of Dividends on Common Stock

      The Company intends to use its available funds to pursue investment and business opportunities and, therefore, does not anticipate the payment of any cash dividends on the Common Stock in the foreseeable future. Payment of dividends on the Common Stock is prohibited under the Revolving Credit Agreement until all amounts outstanding thereunder have been paid in full and the commitment thereunder is terminated, and will also be subject to such limitations as may be imposed by any other credit facilities that the Company may obtain from time to time.

      Dependence on Key Personnel

      The Company is dependent on the efforts of Steven Roth, the Chairman and Chief Executive Officer of the Company, and Michael D. Fascitelli, the President of the Company. While the Company believes that it could find replacements for these key personnel, the loss of their services could have an adverse effect on the operations of the Company.

      Potential Antitakeover Effects of Charter Documents and Applicable Law

      The Charter and By-laws and applicable sections of the Delaware General Corporation Law (the "DGCL") contain provisions that may make more difficult the acquisition of control of the Company without the approval of the Company's Board.

      Dependence on Dividends and Distributions of Subsidiaries

      Substantially all of the Corporation's assets consist of its partnership interests in Company L.P., of which the Company is the sole general partner. Substantially all of Company L.P. properties and assets are expected to be held through subsidiaries. Any right of the Company's stockholders to participate in any distribution of the assets of any indirect subsidiary of the Company upon the liquidation, reorganization or insolvency of such subsidiary (and any consequent right of the Company's securityholders to participate in those assets) will be subject to the claims of the creditors (including trade creditors) and preferred holders of equity, if any, of Company L.P. and such subsidiary, except to the extent the Company has a recognized claim against such subsidiary as a creditor of such subsidiary. In addition, in the event that claims of the Company as a creditor of a subsidiary are recognized, such claims would be subordinate to any security interest in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by the Company.

      Potential Costs of Compliance with Environmental Laws

      Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate (including, e.g., the Company as lessee of real estate) may be required to investigate and clean up certain hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred in connection with the contamination. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral or the operator's ability to sell or finance the operations. Other federal, state and local laws, ordinances and regulations require abatement or removal of certain asbestos-containing materials in the event of demolition or certain renovations or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The operation and subsequent removal of certain underground storage tanks are also regulated by federal and state laws. In connection with the ownership, operation and management of its properties, including the properties it expects to lease from Vornado or others, the Company could be held liable for the costs of remedial action with respect to such regulated substances or tanks or related claims.

Item 2. Properties

      Under the Intercompany Agreement, Vornado has agreed to make available to the Company, at Vornado's principal office in Saddle Brook, New Jersey, space for the Company's principal corporate office, for which the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable space. The Company believes that such facilities will be adequate to meet its expected requirements for the coming year.

Item 3. Legal Proceedings

      There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

Executive Officers of the Registrant

      The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the position held by such officers since the Company was incorporated. Officers are appointed by and serve at the discretion of the Board of Directors.

      Steven Roth, age 57, is Chairman of the Board and Chief Executive Officer of the Company. Mr. Roth has been Chairman of the Board and Chief Executive Officer of Vornado since May 1989 and Chairman of the Executive Committee of the Board of Vornado since April 1980. Since 1968, he has been the managing general partner of Interstate. On March 2, 1995, he became Chief Executive Officer of Alexander's, Inc. ("Alexander's"). Mr. Roth is also a director of Alexander's and of Capital Trust.

      Michael D. Fascitelli, age 42, is President and a director of the Company. Mr. Fascitelli has been President and a trustee of Vornado, and a director of Alexander's, since December 2, 1996. From December 1992 to December 1996, Mr. Fascitelli was a partner at Goldman, Sachs & Co. in charge of its real estate practice.

      Joseph Macnow, age 53, is Executive Vice President - Finance and Administration of the Company. Mr. Macnow has been Executive Vice President - Finance and Administration of Vornado since January 1998. From 1985 to January 1998, Mr. Macnow was Vice President and Chief Financial Officer of Vornado.

      Irwin Goldberg, age 54, is Vice President - Chief Financial Officer of the Company. Mr. Goldberg has been Vice President - Chief Financial Officer of Vornado since January 1998. From 1978 to January 1998, Mr. Goldberg was a partner at Deloitte & Touche LLP.

      Neither Mr. Roth nor any other member of management is committed to spending a particular amount of time on the Company's affairs, nor will any of them devote his full time to the Company. Because of their other time commitments and because the Company does not yet own any operating assets, Mr. Roth and the other members of management anticipate that they will initially not be devoting a significant amount of time to the activities of the Company. Once the Company acquires material operating assets, Mr. Roth and the other members of management anticipate that they will devote such time and efforts as they deem reasonably necessary to conduct the operations of the Company while continuing to devote a material amount of their time and efforts to the management and properties of Vornado.

                                  PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Common Stock of the Company is listed on the American Stock Exchange under the symbol "VOO". The Transfer Agent and Registrar for the Common Stock is First Union National Bank, Charlotte, North Carolina.

      The high and low sale prices of the Common Stock for the period from October 16, 1998 (the initial day of trading of the Common Stock on the American Stock Exchange) through December 31, 1998, was $5.75 to $8.50.

      The approximate number of record holders of Common Stock as of December 31, 1998, was 1,200.

      No cash dividends have been declared or paid in respect of the Common Stock. The Company intends to use its available funds to pursue investment and business opportunities and, therefore, does not anticipate the payment of any cash dividends on the Common Stock in the foreseeable future. Payment of dividends on the Common Stock is prohibited under the Revolving Credit Agreement until all amounts outstanding thereunder are paid in full and the commitment thereunder is terminated, and will also be subject to such limitations as may be imposed by any other credit facilities that the Company may obtain from time to time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The declaration of dividends will be subject to the discretion of the Board.

Item 6. Selected Consolidated Financial Data

                                                    For the Period
                                                      October 16,
                                                         1998
                                                     (Commencement
                                                  of Operations) to
                                                  December 31, 1998
                                                  -----------------
            Revenues:
               Interest income..................      $ 261,948
                                                      ---------
            Expenses:
               General and administrative.......        271,698
               Organization costs...............        971,959
                                                      ---------
            Total expenses......................      1,243,657
                                                      ---------
            Loss before income tax benefit and
            minority interest...................       (981,709)
            Income tax benefit..................             --
                                                      ---------

            Loss before minority interest.......       (981,709)
            Minority interest...................         97,189
                                                      ---------
            Net loss............................      $(884,520)
                                                      =========
            Net loss per share - basic and diluted    $    (.22)
                                                      =========

                                                  December 31, 1998
                                                  -----------------
            Balance Sheet Data:
            Total assets........................    $25,226,674
            Stockholder's equity................     21,653,923

      AmeriCold Logistics is considered a predecessor of the Company. The Company will account for its investment in the partnership which acquired the non-real estate assets of Americold Logistics on the equity method. The net equity in income (loss) of the predecessor was $10,193,000 in 1998, $(11,209,000) in 1997, $(2,206,000) in 1996, $(5,780,000) in 1995 and $1,750,000
in 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company was incorporated on October 30, 1997, as a wholly-owned subsidiary of Vornado. The Company was formed to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. The Company is intended to function principally as an operating company, in contrast to Vornado's principal focus on investment in real estate assets. The Company is able to do so because it is taxable as a regular corporation rather than a REIT.

      The Company will seek to become the operator of businesses conducted at properties it leases from Vornado, as contemplated by the Intercompany Agreement. The Company expects to rely exclusively on Vornado to identify business opportunities for the Company, and the Company currently expects that those opportunities will relate in some manner to Vornado and its real estate investments rather than to unrelated businesses.

      On October 16, 1998, the Operating Partnership distributed all of the shares of Common Stock then owned by the Operating Partnership to its limited partners, and Vornado in turn distributed all of the shares of Common Stock it received from the Operating Partnership to the common shareholders of Vornado. See "Item 1. Business -- General."

Results of Operations

      The Company had a net loss of $884,520 for the period from October 16, 1998 to December 31, 1998. Revenues of $261,948 consisted solely of interest income. Expenses were comprised of (i) organization costs, primarily professional fees, of $971,959 and (ii) general and administrative expenses of $271,698, including reimbursements paid to Vornado for certain administrative and other services provided to the Company, directors fees, insurance and legal and accounting fees. The Company had no other operations (except for the investment in CESCR discussed above). See "Item 1. Business -- Intercompany Agreement and Charter Purpose Clauses" and "Item 2. Property."

Year 2000 Readiness Disclosure

      The Company is managed by Vornado. Vornado has advised the Company that Vornado initiated its Year 2000 compliance programs and information systems modifications in early 1998 to ensure that its systems and key processes will remain functional. Vornado expects this objective to be achieved either by modifying present systems using existing internal and external programming reousrces or by installing new systems, and by monitoring supplier and other third-party interfaces. In certain cases, Vornado will be relying on statements from outside vendors as to the Year 2000 readiness of its systems.

      The Company is not aware of any operational systems within its control that are not Year 2000 compliant. In the event that a third-party service is interrupted due to a Year 2000 issue, the Company will seek to obtain such service from another third-party provider.

Liquidity and Capital Resources

      Vornado initially capitalized the Company with an equity contribution of $25 million of cash. On December 31, 1998, the Company purchased from Vornado approximately 1.7% of the outstanding partnership units of CESCR for an aggregate purchase price of approximately $12.9 million. The purchase price was funded out of the Company's working capital. See "Item 1. Business - Acquisition and Disposition of Interest in Charles E. Smith Commercial Realty L.P." As of December 31, 1998, the Company had approximately $11.8 million of cash.

      As part of its formation, the Company obtained a $75 million unsecured five-year revolving credit facility from Vornado. Borrowings under the Revolving Credit Agreement bear interest at a floating rate per annum equal to LIBOR plus 3%. Commencing January 1, 1999, the Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75 million). Only interest and commitment fees are payable under the Revolving Credit Agreement until it expires. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying dividends. Debt under the Revolving Credit Agreement is fully recourse against the Company. The Company expects that borrowings under the Revolving Credit Agreement will be used to support future acquisitions of assets by the Company and other cash requirements. The Company has no external sources of financing except for the Revolving Credit Agreement.

      On March 12, 1999, the Company and Crescent Operating Inc. ("Crescent Operating") formed a new partnership that has purchased all of the non-real estate assets of AmeriCold Logistics encompassing the operations of the cold storage business for approximately $48 million from the Vornado/Crescent Partnership. The new partnership leases 88 cold storage warehouses used in this business from the Vornado/Crescent Partnership, which continues to own the real estate. In addition to the leased warehouses AmeriCold Logistics manages 13 additional warehouses containing approximately 80 million cubic feet of space.

      To fund its share of the purchase price, the Company utilized $4.6 million of cash and borrowed $18.6 million under its revolving credit facility with Vornado. Further, the Company will pay $6 million to close the warehousing operation of one of the leased facilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The Company had no material exposure to market risk sensitive instruments as of December 31, 1998.

Item 8. Financial Statements and Supplementary Data
                          INDEX TO FINANCIAL STATEMENTS
                                                                            Page


Independent Auditors' Report.................................................16
Consolidated Balance Sheet at December 31, 1998..............................17
Consolidated Statement of Operations for the period October 16, 1998
 (Commencement of Operations) to December 31, 1998...........................18
Consolidated Statement of Stockholders' Equity for the period October 16,
  1998 (Commencement of Operations) to December 31, 1998.....................19
Consolidated Statement of Cash Flows for the period October 16, 1998
  (Commencement of Operations) to December 31, 1998..........................20
Notes to Consolidated Financial Statements...................................21

Item 9. Changes In and Disagreements With Independent Auditors on Accounting and Financial Disclosure

      Not applicable.

                          INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors
Vornado Operating Company
Saddle Brook, New Jersey

      We have audited the accompanying consolidated balance sheet of Vornado Operating Company and Subsidiary as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the period October 16, 1998 (commencement of operations) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Operating Company and Subsidiary at December 31, 1998, and the results of their operations and their cash flows for the period October 16, 1998 (commencement of operations) to December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 24, 1999

                            VORNADO OPERATING COMPANY

                           CONSOLIDATED BALANCE SHEET




                                                               December 31, 1998
                                                               -----------------
                             ASSETS

Cash.........................................................      $11,831,561
Investment in partnership....................................       12,920,000
Prepaid insurance............................................          475,113
                                                                   -----------
                                                                   $25,226,674
                                                                   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Due to Vornado Realty Trust..................................      $ 1,066,451
Accrued expenses.............................................          127,015
                                                                   -----------
Total liabilities............................................        1,193,466
                                                                   -----------
Minority interest............................................        2,379,285
                                                                   -----------
Commitments and contingencies
Stockholders' equity:
   Common stock: par value $.01 per share;
   authorized, 40,000,000 shares; issued and
   outstanding, 4,068,310 shares.............................           40,683
Additional paid-in capital...................................       22,497,760
Deficit......................................................         (884,520)
                                                                   -----------
   Total stockholders' equity................................       21,653,923
                                                                   -----------
                                                                   $25,226,674
                                                                   ===========












                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS





                                                    For the Period
                                                      October 16,
                                                         1998
                                                     (Commencement
                                                    of Operations)
                                                 to December 31, 1998
                                                 --------------------
            Revenues:
               Interest income..................       $  261,948
                                                       ----------

            Expenses:
               General and administrative.......          271,698
               Organization costs...............          971,959
                                                       ----------
            Total expenses......................        1,243,657
                                                       ----------
            Loss before income tax benefit and
               minority interest................         (981,709)

            Income tax benefit..................               --
                                                       ----------

            Loss before minority interest.......         (981,709)

            Minority interest...................           97,189
                                                       ----------

            Net loss............................       $ (884,520)
                                                       ==========

            Net loss per share -- basic and diluted    $     (.22)
                                                       ==========














                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY





                                                      Additional                   Total
                                          Common       Paid-in                  Stockholders'
                                           Stock       Capital       Deficit        Equity
                                        ----------   -----------   ----------   ------------

Cash contribution for 1,000 shares
  on October 16, 1998.................     $    10   $24,999,990   $       --    $25,000,000

Additional stock issued in
  connection with the distribution,
  4,514,327 shares....................      45,143       (45,143)          --             --
Additional equity contribution........          --        14,917           --         14,917
Exchange with Interstate Properties,
  447,017 shares......................      (4,470)   (2,472,004)          --     (2,476,474)
Net loss..............................          --            --     (884,520)      (884,520)
                                           -------    -----------   ---------    -----------
Balance, December 31, 1998............     $40,683    $22,497,760   $(884,520)   $21,653,923
                                           =======    ===========   =========    ===========




























                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                              For the Period
                                                             October 16, 1998
                                                               (Commencement
                                                              of Operations)
                                                           to December 31, 1998
                                                           --------------------
Cash Flows from Operating Activities:
   Net loss...............................................      $  (884,520)
   Adjustments to reconcile net loss to net cash provided
      by operations:
      Minority interest...................................          (97,189)
      Non-cash compensation...............................           42,015
   Changes in operating assets and liabilities:
      Prepaid insurance...................................         (475,113)
      Accrued expenses....................................           85,000
      Due to Vornado Realty Trust.........................        1,066,451
                                                                -----------
Net cash used in operating activities.....................         (263,356)
                                                                -----------

Cash Flows from Investing Activities:
   Investment in partnership..............................      (12,920,000)
                                                                -----------
Net cash used in investing activities.....................      (12,920,000)
                                                                -----------

Cash Flows from Financing Activities:
   Initial capital contribution...........................       25,000,000
   Additional equity contribution.........................           14,917
                                                                -----------
Net cash provided by financing activities.................       25,014,917
                                                                -----------

Net increase in cash and cash equivalents, and balance, at
December 31, 1998.........................................      $11,831,561
                                                                ===========

Non-Cash Transactions:
   Non-cash compensation .................................      $    42,015
   Exchange with Interstate Properties....................        2,476,474





                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Business

      Vornado Operating Company, a Delaware corporation, was incorporated on October 30, 1997, as a wholly owned subsidiary of Vornado Realty Trust together with its consolidated subsidiaries and preferred stock affiliates ("Vornado"). In order to maintain its status as a real estate investment trust ("REIT") for federal income tax purposes, Vornado is required to focus principally on investments in real estate assets. Accordingly, Vornado is prevented from owning certain assets and conducting certain activities that would be inconsistent with its status as a REIT. Vornado Operating Company was formed to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. Vornado Operating Company is intended to function principally as an operating company, in contrast to Vornado's principal focus of investment in real estate assets. Vornado Operating Company is able to do so because it is taxable as a regular "C" corporation rather than a REIT.

      On October 16, 1998, Vornado Realty L.P. (the "Operating Partnership"), a subsidiary of Vornado, made a distribution (the "Distribution") of one share of common stock, par value $.01 per share ("Common Stock"), of Vornado Operating Company for 20 units of limited partnership interest of the Operating Partnership (including the units owned by Vornado) held of record as of the close of business on October 9, 1998 (the "Record Date"), and Vornado in turn made a distribution of the Common Stock it received to the holders of its common shares of beneficial interest, par value $.04 per share ("Vornado Common Shares"). While no Common Stock was distributed in respect of Vornado's $3.25 Series A Convertible Preferred Shares, Vornado adjusted the conversion price to take into account the Distribution.

      Vornado Operating Company holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of December 31, 1998 owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries including the Company L.P.

2. Summary of Significant Accounting Policies

      Basis of Presentation: The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and include the accounts of the Company and Company L.P. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Cash: Cash consists of highly liquid investments purchased with original maturities of three months or less.

      Income Taxes: Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the treatment of certain items for financial statement purposes and the treatment of those items for corporation tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

      The net basis of the Company's assets and liabilities for tax purposes approximates the amount reported for financial statement purposes.

      Amounts Per Share:  Basic and diluted  earnings  per share  exclude the
effects  of  options,   warrants  and  convertible  securities  as  they  are
anti-dilutive.

      Stock Options: The Company accounts for stock-based compensation using the intrinsic value method. Under the intrinsic value method compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock

                            VORNADO OPERATING COMPANY
options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans.

      Organization Costs: Costs incurred in connection with the organization of Company were expensed in accordance with the American Institute of Certified Public Accountant's Statement of Position 98-5 -- "Reporting on the Costs of Start-up Activities" which the Company adopted in December 1998.

3. Acquisition and Disposition

   Charles E. Smith Commercial Realty L.P. ("CESCR")

      On December 31, 1998, the Company purchased approximately 1.7% of the outstanding partnership units of CESCR for an aggregate price of approximately $12.9 million, or $34 per unit from Vornado. No distributions were received by the Company on this investment in 1998. CESCR owns interests in and manages office properties in Crystal City, Arlington, Virginia, a suburb of Washington, D.C., and manages additional office and other commercial properties in the Washington, D.C. area. In connection with this purchase, the Company was granted an option to require Vornado to repurchase all of the CESCR units at the price at which the Company purchased the CESCR units from Vornado, plus a cumulative return on such amount at a rate of 10% per annum. This option may be exercised at any time prior to December 31, 1999. On March 4, 1999, the Company exercised its option and Vornado acquired the CESCR units from the Company for $13.2 million.

4. Income Taxes

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, specifically the write-off of organization costs for financial reporting purposes in the current period and the amortization of organization cost over 60 months for tax reporting purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1998 are as follows:

                                                              December 31, 1998
                                                              -----------------
                 Deferred assets:
                   Organization costs.....................        $372,600
                   Accrued compensation...................          16,800
                   Net operating loss carryforward........           3,300
                                                                  --------
                                                                   392,700
                 Valuation allowance......................        (392,700)
                                                                  --------
                 Net deferred tax asset...................        $     --
                                                                  ========

                          VORNADO OPERATING COMPANY

      Because the Company does not have any operating history, a valuation allowance has been established for its deferred tax assets. The need for this allowance will be reassessed as the Company obtains operating assets.

      A reconciliation of income taxes to the expected income tax benefit is as follows:


                                                For the Period
                                               October 16, 1998
                                                 (Commencement
                                                 of Operations)
                                              to December 31, 1998
                                              --------------------
               Loss before income taxes......       $981,700
               Statutory federal income tax
               rate..........................             34%
                                                    --------
               Expected federal income tax
               benefit.......................        333,800
               Expected state income tax
               benefit.......................         58,900
                                                    --------
                                                     392,700
               Change in valuation allowance.       (392,700)
                                                    --------
               Income taxes..................       $     --
                                                    ========

5. Revolving Credit Facility

      As part of its formation, the Company obtained a $75 million unsecured five-year revolving credit facility from Vornado. Borrowings under the Revolving Credit Agreement bear interest at a floating rate per annum equal to LIBOR plus 3%. Commencing January 1, 1999 the Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75 million). Only interest and commitment fees are payable under the Revolving Credit Agreement until it expires. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying dividends.

6. Employees' Stock Option Plan and Stock Appreciation Rights

      Under the 1998 Omnibus Stock Plan (the "Plan"), various officers and key employees of Vornado were granted incentive stock options and non-qualified options to purchase Common Stock of the Company prior to the Distribution. Options granted are at prices equal to 100% of the market price of the Common Stock at the date of grant. Shares vest ratably, becoming fully vested 36 months after grant. All options expire ten years after grant.

      If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro-forma amounts below, for the period October 16, 1998 (commencement of operations) to December 31, 1998:

      Net loss:
      As reported......................................      $(884,520)
      Pro-forma........................................      $(988,182)
      Net loss per share:
         Basic and diluted:
            As reported................................      $    (.22)
            Pro-forma..................................      $    (.24)

                            VORNADO OPERATING COMPANY

      The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions used for grants:

      Expected volatility...............................   71%
      Expected life.....................................   5 years
      Risk-free interest rate...........................   4.6%
      Expected dividend yield...........................   --

      A summary of the Plan's status and changes are presented below:


                                                                     Exercise
                                                    Shares            Price
                                                   ---------      -------------

Granted on October 9, 1998.....................     426,809         $    5.54

Exercised......................................          --                --

Cancelled......................................        (210)             5.54
                                                    -------

Outstanding at December 31, 1998...............     426,599          $   5.54
                                                    =======

Options exercisable at December 31, 1998.......          --
                                                    =======

Fair value of options granted (per option).....     $  3.43
                                                    =======

      The following table summarizes information about options outstanding under the Plan at December 31, 1998:

          Options Outstanding                        Options Exercisable
----------------------------------------        ------------------------------
                 Number
             Outstanding at
                  at          Remaining              Number
Exercise      December 31,   Contractual         Exercisable at       Exercise
  Price           1998           Life           December 31, 1998      Price
---------   ---------------- -----------        -----------------     --------

  $5.54         426,599       9.8 Years                --                --

      Shares available for future grant at December 31, 1998 were 573,401.

      Stock appreciation rights ("SARs") were granted to an officer of the Company prior to the Distribution. SARs are granted at 100% of the market price of the Common Stock at the date of grant. SARs vest ratably, becoming fully vested 36 months after grant. SARs issued at the Distribution and outstanding at December 31, 1998 were 130,000, with an exercise price of $5.54. No SARs were exercisable at December 31, 1998. The Company charged $42,015 to compensation expense in the current period related to this grant.

7. Intercompany Agreement

      The Company and Vornado have entered into an Intercompany Agreement ("Intercompany Agreement") pursuant to which, among other things, (a) Vornado will under certain circumstances offer the Company an opportunity to become the lessee of certain real property owned now or in the future by Vornado (under mutually satisfactory lease terms) and (b) the Company will not make any real estate investment or other REIT-Qualified

                            VORNADO OPERATING COMPANY

Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity.

      Under the Intercompany Agreement, Vornado has agreed to provide the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. For these services, the Company will compensate Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and will reimburse Vornado for certain costs incurred and paid to third parties on behalf of the Company. Also under the Intercompany Agreement, Vornado makes available to the Company, at Vornado's principal office in Saddle Brook, New Jersey, space for the Company's principal corporate office, for which the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable space. For the period October 16, 1998 (commencement of operations) to December 31, 1998, the Company incurred approximately $50,000 for such services.

      Vornado and the Company each have the right to terminate the Intercompany Agreement if the other party is in material default of the Intercompany Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Intercompany Agreement upon a change in control of the Company.

8. Minority Interest

      Minority interest represents limited partnership interests in Company L.P. not owned by the Company. On October 16, 1998, (i) Interstate Properties, a New Jersey general partnership ("Interstate"), exchanged 447,017 shares of Common Stock for a 9.9% undivided interest in all of the Company's assets and (ii) Interstate and the Company contributed all of their interests in such assets to Company L.P. and in return Interstate received a 9.9% limited partnership interest and the Company received the 90.1% sole general partnership interest therein. At any time after October 16, 1999, Interstate will have the right to have its limited partnership interest in Company L.P. redeemed by Company L.P. either (a) for cash in an amount equal to the fair market value, at the time of redemption, of 447,017 shares of Common Stock or (b) for 447,017 shares of Common Stock, in each case as selected by the Company and subject to customary anti-dilution adjustments.

      No distributions were made to Interstate for the period October 16, 1998 (commencement of operations) to December 31, 1998.

9. Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share for the period October 16, 1998 (commencement of operations) to December 31, 1998:

Numerator:
   Net loss.....................................................     $(884,520)
                                                                     =========

Denominator:
   Denominator for basic earnings per share-weighted average         4,068,310
   shares.......................................................

   Effect of dilutive securities:
      Employee stock options....................................            --
                                                                     ---------
   Denominator for diluted earnings per share-adjusted weighted      4,068,310
                                                                     =========

Net loss per share-basic and diluted............................     $    (.22)
                                                                     =========

                            VORNADO OPERATING COMPANY

10.Subsequent Event

      On March 12, 1999, the Company and Crescent Operating Inc. ("Crescent Operating") formed a new partnership that has purchased all of the non-real estate assets of the cold storage companies which do business under the name of AmeriCold Logistics encompassing the operations of the cold storage business for approximately $48 million from the Vornado/Crescent Partnership. The new partnership leases 88 cold storage warehouses used in this business from the Vornado/Crescent Partnership, which continues to own the real estate. In addition to the leased warehouses AmeriCold Logistics manages 13 additional warehouses containing approximately 80 million cubic feet of space.

      The Company owns 60% of the new partnership through Company L.P. and Crescent Operating indirectly owns 40% of the new partnership. The Company is the sole general partner of, and owns a 90.1% partnership interest in, Company L.P.

      To fund its share of the purchase price, the Company utilized $4.6 million of cash and borrowed $18.6 million under its revolving credit facility. Further, the Company will pay $6 million to close the warehousing operation of one of the leased facilities.

      The following unaudited data presents the combination of the historical income statements of the separate component companies of AmeriCold Logistics as follows: (1) AMERICOLD CORPORATION year ended December 31, 1998, URS Logistics, Inc. year ended December 31, 1998, the Freezer Services Companies (acquired 6/12/98) and The Carmar Group of Companies (acquired 7/1/98), (2) AMERICOLD CORPORATION ten months ended December 31, 1997 and URS Logistics, Inc. year ended December 31, 1997 and (3) AMERICOLD CORPORATION year ended February 28, 1997 and URS Logistics, Inc. year ended December 31, 1996. Such companies are considered to be predecessors.

COMBINED STATEMENT OF INCOME
(amounts in thousands)                   For the Year Ended December 31,
                                     -----------------------------------------
                                        1998            1997          1996
                                     -------------   -----------   -----------
Revenues...........................  $ 567,867       $ 414,280      $ 454,996

Expenses:
     Cost of services .............    411,874         286,314        323,693
     General & administrative .....     26,877          39,957         45,086
     Depreciation & amortization ..     59,337          37,151         17,080
     Compensation expense .........         --          12,115             --
                                     -------------   -----------   -----------
Total Expenses ....................    498,088         375,537        385,859
                                     -------------   -----------   -----------

Operating income ..................     69,779          38,743         69,137


Interest expense ..................    (45,828)        (63,263)       (74,715)
Other income (expense) ............      2,275           3,210          1,125

                                     -------------   -----------   -----------
Income (loss) before income tax ...     26,226         (21,310)        (4,453)

Income taxes (benefit) ............      9,238          (7,278)          (777)

                                     -------------   -----------   -----------
Income (loss) before extraordinary
item ..............................     16,988          (14,032)       (3,676)
Extraordinary item ................         --          (4,649)            --
                                     -------------   -----------   -----------
Net income (loss) .................  $  16,988        $(18,681)     $  (3,676)
                                     =============   ===========   ===========

                            VORNADO OPERATING COMPANY

     The following unaudited proforma Balance Sheet as of December 31, 1998 presents the Company on a historical basis and reflects proforma adjustments for the purchase of the non-real estate assets of AmeriCold Logistics and the disposition of the Company's interest in CESCR.

                                             December 31, 1998
                                      ----------------------------------------
(amounts in thousands)
                                                      Proforma
                                       Historical    Adjustments     Proforma
                                       ----------    -----------     --------
Assets:
    Cash ..........................    $ 11,832    $    (4,647)(1)    $20,105
                                                        12,920 (2)
    Investment in partnership -
     AmeriCold ....................                     23,234 (1)     23,234
    Investment in partnership -
     CESCR ........................      12,920        (12,920)(2)
    Prepaid insurance .............         475                           475
                                       --------    -----------        -------
                                       $ 25,227    $    18,587        $43,814
                                       ========    ===========        =======

Liabilities and Stockholders'
Equity:
    Due to Vornado Realty Trust ...    $  1,067                       $ 1,067
    Debt ..........................                $    18,587         18,587
    Accrued expenses ..............         127                           127
    Minority interest .............       2,379                         2,379
    Commitments and contingencies..
    Stockholders' equity ..........      21,654                        21,654
                                       --------    -----------        -------
        Total stockholders' equity.    $ 25,227    $    18,587        $43,814
                                       ========    ===========        =======

(1)  Purchase of 60% of the non-real estate assets of AmeriCold Logistics
(2)  Put of investment in CESCR to Vornado

     The following unaudited proforma income data reflects the purchase of the non-real estate assets of AmeriCold Logistics as if it had occurred on January 1, 1998:

                                                December 31, 1998
                                    ------------------------------------------
(amounts in thousands)
                                                      Proforma
                                       Historical    Adjustments     Proforma
                                       ----------    -----------     --------
Revenues                               $567,867      $  44,458 (3)    $612,325
Expenses:
    Cost of services ..............     411,874         27,775 (3)     439,649
    Rent expense ..................          --        146,568 (4)     146,568
    General & administrative ......      26,877          2,404 (3)      29,281
    Depreciation and amortization .      59,337        (51,371)(5)       7,966
                                       --------       --------         -------
Total expenses ....................     498,088        125,376         623,464
                                       --------       --------         -------
Operating income (loss) ...........      69,779        (80,918)        (11,139)
Interest expense ..................     (45,828)        42,304 (6)      (3,524)
Other income (expense) ............       2,275             --           2,275
                                       --------       --------         -------
Income (loss) before income tax ...      26,226        (38,614)        (12,388)
Income taxes (benefit) ............       9,238         (9,238)(7)          --
                                       --------       --------         -------
Net income ........................    $ 16,988      $ (29,376)       $(12,388)
                                       ========       ========         =======
The Company's share of net
   income (60%) ...................    $ 10,193                       $ (7,433)
                                       ========                        =======

Footnotes 3-7 are explained on the following page.

                            VORNADO OPERATING COMPANY

(3) To reflect operations of Freezer Services Inc. and the Carmar Group prior to their respective dates of acquisition (June 12, 1998 and July 1, 1998)

(4)   To record rent expense under leases with the Vornado/Crescent Partnership.

(5) To adjust (i) depreciation expense for assets not acquired and (ii) amortization of the purchase price over a period of 20 years. Valuations and other studies are not yet complete. Accordingly, they are subject to change as such information is finalized.

(6) To reflect (i) interest for debt under the revolving credit agreement of $18,587 at LIBOR plus 3% per annum (currently 8.02%), (ii) elimination of interest on historical debt not asummed and (iii) reduced interest income for cash portion of the purchase price ($4,657 at 5% per annum).

(7)   Tax effect of proforma adjustments.

                                    PART III.


Item 10.  Directors and Executive Officers of the Registrant

      Information relating to directors of the Company will be contained in a definitive Proxy Statement involving the election of directors which the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1998, and such information is incorporated herein by reference. For information on the executive officers of the Company, see "Item 4. Submission of Matters to a Vote of Security Holders - Executive Officers of the Registrant" in
Part I of this Annual Report on Form 10-K.


Item 11.  Executive Compensation

      Information relating to executive compensation will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information relating to security ownership of certain beneficial owners and management will be contained in the Proxy Statement referred to in "Item 10. Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

      Information relating certain relationships and related transactions will be contained in the Proxy Statement referred to in "Item 10. Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference.

                                    PART IV.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

            1. The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

            2.    Financial Statement Schedules (not applicable).

            3. The following exhibits listed on the Exhibit Index are filed with this Annual Report on Form 10-K.

      Exhibit No.

            3.1   Restated Certificate of Incorporation of Vornado Operating
                  Company (incorporated by reference to Exhibit 3.1 of the
                  Company's Registration Statement on Form S-11 (File No.
                  333-40701) filed with the Commission on September 28, 1998)
            3.2   Bylaws of Vornado Operating Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form
                  S-11 (File No. 333-40701) filed with the Commission on October
                  13, 1998)
            4.1   Specimen stock certificate (incorporated by reference to
                  Exhibit 4.1 of the Company's Registration Statement on Form
                  S-11 (File No. 333-40701) filed with the Commission on January
                  23, 1998)
            10.1  Intercompany  Agreement,  dated  as of  October  16,  1998, between Vornado Operating Company and Vornado Realty Trust
            10.2  Credit Agreement, dated as of January 1, 1999, between Vornado
                  Operating Company and Vornado Realty L.P., together with
                  related form of Line of Credit Note
            10.3  1998 Omnibus Stock Plan of Vornado Operating Company
            10.4  Agreement of Limited Partnership of Vornado Operating L.P.
            13    Annual Report to  Stockholders  for the year ended December
                  31, 1998 (to be filed with the Securities and Exchange
                  Commission not later than 120 days after December 31, 1998).
                  (Except for the pages and information thereof expressly
                  incorporated by reference in this Form 10-K, the Annual Report to Stockholders will be provided solely for the information of the Securities and Exchange Commission and is not to be deemed
                  "filed" as part of this Form 10-K.)
            21    Subsidiaries of Vornado Operating Company
            27    Financial Data Schedule

      (b) Reports on Form 8-K.

            None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VORNADO OPERATING COMPANY



                                        By:   /s/ Irwin Goldberg
                                            ------------------------------------
                                              Irwin Goldberg, Vice President-
                                                  Chief Financial Officer


                                        Date: March 24, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                         Title                   Date

By: /s/Steven Roth               Chairman of the Board of        March 24, 1999
    --------------------------     Directors (Principal
       (Steven Roth)               Executive Officer)

By: /s/Michael D. Fascitelli     President and Director          March 24, 1999
    --------------------------
       (Michael D. Fascitelli)

By: /s/Irwin Goldberg            Vice President--                March 24, 1999
    --------------------------   Chief Financial Officer
       (Irwin Goldberg)           (Principal Financial and
                                  Accounting Officer)

By: /s/Douglas H. Dittrick       Director                        March 24, 1999
    --------------------------
       (Douglas H. Dittrick)

By: /s/Martin N. Rosen           Director                        March 24, 1999
    --------------------------
       (Martin N. Rosen)

By: /s/Richard R. West           Director                        March 24, 1999
    --------------------------
       (Richard R. West)

By: /s/Russell B. Wight, Jr.     Director                        March 24, 1999
    --------------------------
       (Russell B. Wight, Jr.)

                                  Exhibit Index

      Exhibit No.

         3.1      Restated Certificate of Incorporation of Vornado Operating
                  Company (incorporated by reference to Exhibit 3.1 of the
                  Company's Registration Statement on Form S-11 (File No.
                  333-40701) filed with the Commission on September 28, 1998)
         3.2      Bylaws of Vornado Operating Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form
                  S-11 (File No. 333-40701) filed with the Commission on October
                  13, 1998)
         4.1      Specimen stock certificate (incorporated by reference to
                  Exhibit 4.1 of the Company's Registration Statement on Form
                  S-11 (File No. 333-40701) filed with the Commission on January
                  23, 1998)
        10.1      Intercompany  Agreement,  dated  as of  October  16,  1998, between Vornado Operating Company and Vornado Realty Trust
        10.2      Credit Agreement, dated as of January 1, 1999, between Vornado
                  Operating Company and Vornado Realty L.P., together with
                  related form of Line of Credit Note
        10.3      1998 Omnibus Stock Plan of Vornado Operating Company
        10.4      Agreement of Limited Partnership of Vornado Operating L.P.
        13        Annual Report to  Stockholders  for the year ended December
                  31, 1998 (to be filed with the Securities and Exchange
                  Commission not later than 120 days after December 31, 1998).
                  (Except for the pages and information thereof expressly
                  incorporated by reference in this Form 10-K, the Annual Report to Stockholders will be provided solely for the information of the Securities and Exchange Commission and is not to be deemed
                  "filed" as part of this Form 10-K.)
        21        Subsidiaries of Vornado Operating Company
        27        Financial Data Schedule