Form 10-Q
period 1999-03-31
VORNADO OPERATING CO
filed 1999-05-13
CIK 1050080

                                                        EXHIBIT INDEX ON PAGE 14



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             MARCH 31, 1999
                                -----------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:   001-14525


                            VORNADO OPERATING COMPANY
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                       22-3569068
(State or other jurisdiction of incorporation              (I.R.S. Employer
          or organization)                               Identification Number)


PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                07663
     (Address of principal executive offices)               (Zip Code)


                                 (201) 587-1000
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

As of April 30, 1999 there were 4,068,310 shares of the registrant's common stock, par value $.01 per share, outstanding.

                                      INDEX



PART I.                 FINANCIAL INFORMATION:                                                        Page Number
               Item 1.    Financial Statements:

                          Consolidated Balance Sheets as of March 31, 1999 and
                          December 31, 1998.........................................................        3

                          Consolidated Statement of Operations for the Three Months
                          Ended March 31, 1999......................................................        4

                          Consolidated Statements of Cash Flows for the Three Months
                          Ended March 31, 1999......................................................        5

                          Notes to Consolidated Financial Statements................................        6

               Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................................       10

               Item 3.    Quantitative and Qualitative Disclosures About Market Risks...............       11



PART II.                  OTHER INFORMATION:

               Item 1.    Legal Proceedings.........................................................       12

               Item 6.    Exhibits and Reports on Form 8-K..........................................       12

Signatures                ..........................................................................       13

Exhibit Index             .........................................................................        14

PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                            VORNADO OPERATING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                                               MARCH 31,         DECEMBER 31,
                                                                                                 1999               1998
                                                                                             ------------        ------------
                                            ASSETS
Cash .................................................................................       $ 20,015,523        $ 11,831,561
Investment in Cold Storage partnership ...............................................         23,159,021                --
Investment in Charles E. Smith Commercial Realty L.P. ................................               --            12,920,000
Prepaid insurance ....................................................................            431,921             475,113
                                                                                             ------------        ------------
                                                                                             $ 43,606,465        $ 25,226,674
                                                                                             ============        ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable to Vornado Realty Trust .................................................       $ 18,586,896        $       --
Due to Vornado Realty Trust ..........................................................          1,022,681           1,066,451
Accrued expenses .....................................................................            127,273             127,015
                                                                                             ------------        ------------
Total liabilities ....................................................................         19,736,850           1,193,466
                                                                                             ------------        ------------
Minority interest ....................................................................          2,363,089           2,379,285
                                                                                             ------------        ------------

Commitments and contingencies

Stockholders' equity:
     Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and
     outstanding, 4,068,310 shares ...................................................             40,683              40,683
Additional paid-in capital ...........................................................         22,497,760          22,497,760
Deficit ..............................................................................         (1,031,917)           (884,520)
                                                                                             ------------        ------------
     Total stockholders' equity ......................................................         21,506,526          21,653,923
                                                                                             ------------        ------------
                                                                                             $ 43,606,465        $ 25,226,674
                                                                                             ============        ============


                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                              MARCH 31, 1999
                                                              --------------
         Revenues:
              Interest income ...........................       $ 178,804
                                                                ---------

         Expenses:
              General and administrative ................         189,733
              Organization costs ........................          94,559
                                                                ---------
         Total expenses .................................         284,292
                                                                ---------
                                                                 (105,488)
         Loss from investment in Cold Storage partnership         (74,600)
         Interest and debt expense to Vornado Realty
           Trust ........................................        (263,505)
         Gain on sale of investment in Charles E. Smith
           Commercial Realty L.P. .......................         280,000
                                                                ---------
         Loss before income tax benefit and
              minority interest .........................        (163,593)

         Income tax benefit .............................            --
                                                                ---------

         Loss before minority interest ..................        (163,593)

         Minority interest ..............................          16,196
                                                                ---------

         Net loss .......................................       $(147,397)
                                                                =========

         Net loss per share -- basic and diluted ........       $    (.04)
                                                                =========


                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                             FOR THE THREE
                                                                             MONTHS ENDED
                                                                            MARCH 31, 1999
                                                                            --------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
              Net loss .............................................       $   (147,397)
              Adjustments to reconcile net loss to net cash provided
                  by operations:
                  Minority interest ................................            (16,196)
                  Loss from investment in Cold Storage partnership .             74,600
                  Non-cash compensation ............................            (25,159)
                  Gain on sale of investment in Charles E. Smith
                    Commercial Realty L.P. .........................           (280,000)
              Changes in operating assets and liabilities:
                  Prepaid insurance ................................             43,192
                  Accrued expenses .................................             25,417
                  Due to Vornado Realty Trust ......................            (43,770)
                                                                           ------------
         Net cash used in operating activities .....................           (369,313)
                                                                           ------------

         CASH FLOWS FROM INVESTING ACTIVITIES:
              Investment in Cold Storage partnership ...............        (23,233,621)
              Proceeds from sale of investment in Charles E. Smith
                Commercial Realty L.P. .............................         13,200,000
                                                                           ------------
         Net cash used in investing activities .....................        (10,033,621)
                                                                           ------------

         CASH FLOWS FROM FINANCING ACTIVITIES:
              Proceeds from borrowings .............................         18,586,896
                                                                           ------------
         Net cash provided by financing activities .................         18,586,896
                                                                           ------------

         Net increase in cash and cash equivalents .................          8,183,962
         Cash and cash equivalents at beginning of period ..........         11,831,561
                                                                           ------------
         Cash and cash equivalents at end of period ................       $ 20,015,523
                                                                           ============

         NON-CASH TRANSACTIONS:
              Non-cash compensation ................................       $    (25,159)


                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

      On October 16, 1998, Vornado Realty L.P. (the "Operating Partnership"), a subsidiary of Vornado Realty Trust ("Vornado"), made a distribution (the "Distribution") of one share of common stock, par value $.01 per share ("Common Stock"), of Vornado Operating Company (the "Company") for 20 units of limited partnership interest of the Operating Partnership (including the units owned by Vornado) held of record as of the close of business on October 9, 1998 (the "Record Date"), and Vornado in turn made a distribution of the Common Stock it received to the holders of its common shares of beneficial interest, par value $.04 per share ("Vornado Common Shares"). While no Common Stock was distributed in respect of Vornado's $3.25 Series A Convertible Preferred Shares, Vornado adjusted the conversion price to take into account the Distribution.

      The Company holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of March 31, 1999 owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries including Company L.P.

2. BASIS OF PRESENTATION

      The consolidated balance sheet as of March 31, 1999, the consolidated statement of operations for the three months ended March 31, 1999 and the consolidated statement of changes in cash flows for the three months ended March 31, 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 consolidated financial statements included in Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

      The accompanying consolidated financial statements include the accounts of the Company and Company L.P. All significant intercompany amounts have been eliminated.

      Management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3. ACQUISITIONS AND DISPOSITION

Charles E. Smith Commercial Realty L.P. ("CESCR").

      In December 1998, the Company purchased approximately 1.7% of the outstanding partnership units of CESCR for an aggregate price of approximately $12.9 million, or $34 per unit from Vornado. No distributions were received by the Company on this investment in 1999. In connection with this purchase, the Company was granted an option to require Vornado to repurchase all of the CESCR units at the price at which the Company purchased the CESCR units from Vornado, plus a cumulative return on such amount at a rate of 10% per annum. In March 1999, the Company exercised its option and Vornado acquired the CESCR units from the Company for $13.2 million.

                            VORNADO OPERATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cold Storage Companies

      In March 1999, the Company and Crescent Operating Inc. ("Crescent Operating") formed a new partnership that has purchased all of the non-real estate assets of the cold storage companies which do business under the name of AmeriCold Logistics encompassing the operations of the cold storage business for approximately $48 million from partnerships in which Vornado has a 60% interest and Crescent Real Estate Equities Company a 40% interest ("Vornado/Crescent Partnership"). The new partnership leases 88 cold storage warehouses used in this business from the Vornado/Crescent Partnership, which continues to own the real estate. In addition to the leased warehouses, AmeriCold Logistics manages 13 additional warehouses.

      The Company owns 60% of the new partnership through Company L.P. and Crescent Operating indirectly owns 40% of the new partnership.

      To fund its share of the purchase price, the Company utilized $4.6 million of cash and borrowed $18.6 million under its revolving credit facility with Vornado. Further, the Company's share of the obligation to close the warehousing operation of one of the leased facilities is approximately $6 million.

      PRO FORMA INFORMATION

      The pro forma condensed consolidated operating results for the Company for the three months ended March 31, 1999 are presented as if the acquisitions described above and the financing attributable thereto had occurred on January 1, 1999.

      Condensed Consolidated Pro Forma Operating Results

                                                         Pro Forma
                                                       --------------
                                                     Three Months Ended
                                                       March 31, 1999
                                                       --------------
         Revenues ................................       $ 178,804
         Expenses ................................         284,292
                                                         ---------
                                                          (105,488)
         Loss from investment in Cold Storage
          partnership ............................        (587,143)
         Interest and debt expense ...............        (513,235)
         Gain on sale of investment in Charles E.
          Smith Commercial Realty L.P. ...........         280,000
         Minority interest .......................          91,661
                                                         ---------

         Net loss ................................       $(834,205)
                                                         =========

         Net loss per share - basic and diluted ..       $    (.21)
                                                         =========


      See Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Liquidity and Capital Resources" for the cash effect of the above loss.

                            VORNADO OPERATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. INVESTMENTS IN PARTNERSHIPS


      The Company's investments in partnerships and loss recognized from such investments are as follows:


                                                                                                    Loss
                                                           Investment and Advances            ----------------
                                                      ------------------------------------   Three Months Ended
                                                      March 31, 1999     December 31, 1998     March 31, 1999
                                                      --------------     -----------------    -----------------
         Cold Storage Companies (60% interest) .       $ 23,159,000       $       --          $    (74,600)
         Charles E. Smith Commercial Realty L.P.               --           12,920,000                --
                                                       ------------       ------------        ------------
                                                       $ 23,159,000       $ 12,920,000        $    (74,600)
                                                       ============       ============        ============

      The following condensed data presents the combination of the historical income statements of the predecessor entities of the Cold Storage Companies (100%):


                                        For the Period
                                        March 12, 1999
                                       (acquisition date)
                                              to
                                        March 31, 1999
                                        --------------
         Revenues ...............       $ 38,547,000
         Expenses ...............         39,145,000
                                        ------------
         Operating loss .........           (598,000)
         Other income ...........            429,000
         Gain on asset disposal .             30,000
                                        ------------
         Loss before income taxes           (139,000)
         Income taxes ...........               --
                                        ------------
         Net loss ...............       $   (139,000)
                                        ============


5. INCOME TAXES


      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, specifically the write-off of organization costs in 1998 and 1999 for financial reporting purposes and the amortization of organization costs over 60 months for tax reporting purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of March 31, 1999 and December 31, 1998 are as follows:




                                                March 31, 1999   December 31, 1998
                                                --------------   -----------------
         Deferred assets:
            Organization costs ............       $ 389,100        $ 372,600
            Accrued compensation ..........           6,700           16,800
            Net operating loss carryforward          62,300            3,300
                                                  ---------        ---------
                                                    458,100          392,700
         Valuation allowance ..............        (458,100)        (392,700)
                                                  ---------        ---------
         Net deferred tax asset ...........       $    --          $    --
                                                  =========        =========

                            VORNADO OPERATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      Because the Company has only a limited operating history, a valuation allowance has been established for its deferred tax assets.


      A reconciliation of income taxes to the expected income tax benefit is as follows:


                                                  For The Three
                                                  Months Ended
                                                  March 31, 1999
                                                  --------------
         Loss before income taxes ..........       $ 163,600
         Statutory federal income tax rate .              34%
                                                   ---------
         Expected federal income tax benefit          55,600
         Expected state income tax benefit .           9,800
                                                   ---------
                                                      65,400
         Change in valuation allowance .....         (65,400)
                                                   ---------
         Income taxes ......................       $    --
                                                   =========


6.   INTERCOMPANY AGREEMENT

      The Company and Vornado have entered into an Intercompany Agreement ("Intercompany Agreement") pursuant to which, among other things, (a) Vornado will under certain circumstances offer the Company an opportunity to become the lessee of certain real property owned now or in the future by Vornado (under mutually satisfactory lease terms) and (b) the Company will not make any real estate investment or other REIT-Qualified Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity.

      Under the Intercompany Agreement, Vornado has agreed to provide the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services as well as space for the Company's principal corporate office. For the three months ended March 31, 1999, the Company incurred approximately $88,000 for such services and rent.

      Vornado and the Company each have the right to terminate the Intercompany Agreement if the other party is in material default of the Intercompany Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Intercompany Agreement upon a change in control of the Company.

7.   LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 1999:

Numerator:
     Net loss ...................................................       $  (147,397)
                                                                        ===========

Denominator:
     Denominator for basic loss per share-weighted average shares         4,068,310

     Effect of dilutive securities:
         Employee stock options .................................              --
                                                                        -----------
     Denominator for diluted loss per share-adjusted weighted ...         4,068,310
                                                                        ===========
Net loss per share-basic and diluted ............................       $      (.04)
                                                                        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


      The Company had a net loss of $147,397 for the three months ended March 31, 1999. Revenues of $178,804 consisted solely of interest income. Expenses were comprised of (i) general and administrative expenses of $189,733, including reimbursements paid to Vornado for certain administrative and other services provided to the Company, directors fees, insurance and legal and accounting fees and (ii) additional organization costs of $94,559. Loss from investment in partnership was comprised of equity in the loss from the Cold Storage Companies of $74,600 from March 12, 1999 (Acquisition Date) to March 31, 1999. Interest and debt expense of $263,505 is comprised of interest on the outstanding balance on the Company's revolving credit facility of $86,847 and the fee on the unused portion of the facility of $176,658. Gain on sale of investment in partnership of $280,000 is the cumulative return earned by the Company when it exercised its option to require Vornado to repurchase its investment in Charles E. Smith Commercial Realty L.P.


LIQUIDITY AND CAPITAL RESOURCES

      On March 12, 1999, the Company and Crescent Operating Inc. ("Crescent Operating") formed a new partnership that has purchased all of the non-real estate assets of AmeriCold Logistics encompassing the operations of the cold storage business for approximately $48 million from the Vornado/Crescent Partnership. The new partnership leases 88 cold storage warehouses used in this business from the Vornado/Crescent Partnership, which continues to own the real estate. In addition to the leased warehouses, AmeriCold Logistics manages 13 additional warehouses.

      To fund its share of the purchase price, the Company utilized $4.6 million of cash and borrowed $18.6 million under its revolving credit facility with Vornado. Further, the Company's share of the obligation to close the warehousing operation of one of the leased facilities is approximately $6 million.

Year 2000 Readiness Disclosure

      The Company is managed by Vornado. Vornado has advised the Company that Vornado initiated its Year 2000 compliance programs and information systems modifications in early 1998 to ensure that its systems and key processes will remain functional. Vornado expects this objective to be achieved either by modifying present systems using existing internal and external programming resources or by installing new systems, and by monitoring supplier and other third-party interfaces. In certain cases, Vornado will be relying on statements from outside vendors as to the Year 2000 readiness of its systems.

      The Company is not aware of any operational systems within its control that are not Year 2000 compliant. In the event that a third-party service is interrupted due to a Year 2000 issue, the Company will seek to obtain such service from another third-party provider.

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Company does not currently utilize derivatives or engage in significant hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

      In April, 1998 the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" which is effective beginning in the first quarter of 1999. Costs incurred in connection with the organization of the Company were expensed in December, 1998 and continue to be expensed as incurred.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



      At March 31, 1999, the Company had $18,586,896 of variable rate debt bearing interest at an interest rate of 8.01% (LIBOR plus 3.00%). A one-percent increase in the base used to determine the interest rate of the variable rate debt would result in a $185,869 increase in the Company's annual net loss ($.05 per diluted share).

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits: The following exhibits are filed with this Quarterly Report on Form 10-Q.

         EXHIBIT NO.


               2.1 Assignment Agreement, dated as of December 31, 1998, between Vornado Realty Trust, as assignor, and Vornado Operating Company, as assignee (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated December 31, 1998 (File No. 001-14525), as filed with the Commission on January 15, 1999)

               2.2 Put Agreement, dated as of December 31, 1998, between Vornado Realty Trust, as grantor, and Vornado Operating Company, as grantee (incorporated by reference to Exhibit
                       2.2 of the Company's Current Report on Form 8-K, dated December 31, 1998 (File No. 001-14525), as filed with the Commission on January 15, 1999)

               2.3 Asset Purchase Agreement, dated as of February 26, 1999, between AmeriCold Logistics, LLC, as Purchaser, and AmeriCold Corporation, as Seller (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)

               2.4 Asset Purchase Agreement, dated as of March 9, 1999, between Vornado Crescent Logistics Operating Partnership, as Purchaser, and URS Logistics, Inc., as Seller (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)

               2.5 Asset Purchase Agreement, dated as of March 9, 1999, between AmeriCold Logistics, LLC, as Purchaser, and VC Omaha Holdings, L.L.C., as Seller (incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)

               2.6 Asset Purchase Agreement, dated as of March 9, 1999, between AmeriCold Logistics II, LLC, as Purchaser, and VC Missouri Holdings, L.L.C., as Seller (incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)

               3.1 Restated Certificate of Incorporation of Vornado Operating Company (incorporated by reference to Exhibit
                       3.1 of the Company's Registration Statement on Form S-11 (File No. 333-40701), as filed with the Commission on September 28, 1998)

               3.2 Bylaws of Vornado Operating Company (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-11 (File No. 333-40701), as filed with the Commission on October 13, 1998)

               4.1 Specimen stock certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-11 (File No. 333-40701), as filed with the Commission on January 23, 1998)

              10.1 Intercompany Agreement, dated as of October 16, 1998, between Vornado Operating Company and Vornado Realty Trust (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))

               10.2 Credit Agreement, dated as of January 1, 1999, between Vornado Operating Company and Vornado Realty L.P., together with related form of Line of Credit Note (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))

               10.3 1998 Omnibus Stock Plan of Vornado Operating Company (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))

               10.4 Agreement of Limited Partnership of Vornado Operating L.P. (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for year ended December 31, 1998 (File No. 001-14525))

               10.5 Agreement, dated March 11, 1999, between Vornado Operating L.P. and COPI Cold Storage L.L.C. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31,
                       1999)

               27      Financial Data Schedule.

  (b)    Reports on Form 8-K

         During the quarter ended March 31, 1999, Vornado Operating Company filed the reports on Form 8-K described below:

        Date of Report
      (Date of Earliest
       Event Reported)                           Item Reported                                Date Filed
       ---------------                           -------------                                ----------
     December 31, 1998        Acquisition of partnership units of Charles E.                  January 15, 1999
                              Smith Commercial Realty L.P.

     March 4, 1999            Disposition of partnership units of Charles E.                   March 23, 1999
                              Smith Commercial Realty L.P.

     March 12, 1999           Acquisition of AmeriCold Logistics                               March 31, 1999

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     VORNADO OPERATING COMPANY
                                     --------------------------
                                             (Registrant)




Date:  May 11, 1999                  By:   /s/  Irwin Goldberg
                                         --------------------------
                                           IRWIN GOLDBERG
                                      Vice President, Chief Financial Officer

                                  EXHIBIT INDEX




     EXHIBIT NO.
     -----------

     2.1 Assignment Agreement, dated as of December 31, 1998, between Vornado Realty Trust, as assignor, and Vornado Operating Company, as assignee (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated December 31, 1998 (File No. 001-14525), as filed with the Commission on January 15,
               1999)

     2.2 Put Agreement, dated as of December 31, 1998, between Vornado Realty Trust, as grantor, and Vornado Operating Company, as grantee (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, dated December 31, 1998 (File No. 001-14525), as filed with the Commission on January 15,
               1999)

     2.3 Asset Purchase Agreement, dated as of February 26, 1999, between AmeriCold Logistics, LLC, as Purchaser, and AmeriCold Corporation, as Seller (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31,
               1999)

     2.4 Asset Purchase Agreement, dated as of March 9, 1999, between Vornado Crescent Logistics Operating Partnership, as Purchaser, and URS Logistics, Inc., as Seller (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)

     2.5 Asset Purchase Agreement, dated as of March 9, 1999, between AmeriCold Logistics, LLC, as Purchaser, and VC Omaha Holdings, L.L.C., as Seller (incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31,
               1999)

     2.6 Asset Purchase Agreement, dated as of March 9, 1999, between AmeriCold Logistics II, LLC, as Purchaser, and VC Missouri Holdings, L.L.C., as Seller (incorporated by reference to Exhibit
               2.4 of the Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)

     3.1 Restated Certificate of Incorporation of Vornado Operating Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-11 (File No. 333-40701), as filed with the Commission on September 28, 1998)

     3.2       Bylaws of Vornado Operating Company (incorporated by reference to
               Exhibit 3.2 of the Company's Registration Statement on Form S-11 (File No. 333-40701), as filed with the Commission on October 13,
               1998)

     4.1       Specimen stock certificate (incorporated by reference to Exhibit
               4.1 of the Company's Registration Statement on Form S-11 (File No. 333-40701), as filed with the Commission on January 23, 1998)

     10.1 Intercompany Agreement, dated as of October 16, 1998, between Vornado Operating Company and Vornado Realty Trust (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File
               No. 001-14525))

     10.2 Credit Agreement, dated as of January 1, 1999, between Vornado Operating Company and Vornado Realty L.P., together with related form of Line of Credit Note (incorporated by reference to Exhibit
               10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))

     10.3 1998 Omnibus Stock Plan of Vornado Operating Company (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))

     10.4 Agreement of Limited Partnership of Vornado Operating L.P. (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))

     10.5 Agreement, dated March 11, 1999, between Vornado Operating L.P. and COPI Cold Storage L.L.C. (incorporated by reference to
               Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)


     27        Financial Data Schedule