Form 10-Q
period 1999-06-30
VORNADO OPERATING CO
filed 1999-08-11
CIK 1050080

                                                        EXHIBIT INDEX ON PAGE 15



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                     JUNE 30, 1999

                                       or

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

                                 [X] Yes [ ] No


As of July 16, 1999 there were 4,068,310 shares of the registrant's common stock, par value $.01 per share, outstanding.

                                      INDEX

PART I.                   FINANCIAL INFORMATION:                                                        Page Number

               Item 1.    Financial Statements:

                          Consolidated Balance Sheets as of  June 30, 1999 and
                          December 31, 1998.........................................................        3

                          Consolidated Statement of Operations for the Three and Six Months
                          Ended June 30, 1999.......................................................        4

                          Consolidated Statement of Cash Flows for the Six Months
                          Ended June 30, 1999.......................................................        5

                          Notes to Consolidated Financial Statements................................        6

               Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................................       11

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk................       12



PART II.                  OTHER INFORMATION:

               Item 1.    Legal Proceedings.........................................................       13

               Item 4.    Submission of Matters to a Vote of Security Holders.......................       13

               Item 6.    Exhibits and Reports on Form 8-K..........................................       13

Signatures                ..........................................................................       14

Exhibit Index             .........................................................................        15

PART I.  FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS


                            VORNADO OPERATING COMPANY

                           CONSOLIDATED BALANCE SHEETS



                                                                                                 JUNE 30, 1999     DECEMBER 31, 1998
                                                                                                ---------------    -----------------
ASSETS
Cash.......................................................................................     $     4,827,367       $  11,831,561
Investment in Cold Storage partnership.....................................................          21,676,021                  --
Investment in Charles E. Smith Commercial Realty L.P. .....................................                  --          12,920,000
Prepaid insurance..........................................................................             388,729             475,113
                                                                                                ---------------       -------------
                                                                                                $    26,892,117       $  25,226,674
                                                                                                ===============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable to Vornado Realty Trust.......................................................     $     4,586,896       $          --
Due to Vornado Realty Trust................................................................             159,692           1,066,451
Accrued expenses...........................................................................             585,120             127,015
                                                                                                ---------------       -------------
Total liabilities..........................................................................           5,331,708           1,193,466
                                                                                                ---------------       -------------
 Minority interest..........................................................................          2,136,171           2,379,285
                                                                                                ---------------       -------------

Commitments and contingencies

Stockholders' equity:
     Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and
     outstanding, 4,068,310 shares.........................................................              40,683              40,683
Additional paid-in capital.................................................................          22,480,660          22,497,760
Deficit....................................................................................          (3,097,105)           (884,520)
                                                                                                ---------------       -------------
     Total stockholders' equity............................................................          19,424,238          21,653,923
                                                                                                ---------------       -------------
                                                                                                $    26,892,117       $  25,226,674
                                                                                                ===============       =============


                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS





                                                                FOR THE THREE            FOR THE SIX
                                                                MONTHS ENDED             MONTHS ENDED
                                                                JUNE 30, 1999           JUNE 30, 1999
                                                                --------------        -----------------
Revenues:
     Interest income.................................           $      145,748          $      324,552
                                                                --------------          --------------

Expenses:
     General and administrative......................                  284,163                 473,896
     Organization costs..............................                  265,084                 359,643
                                                                --------------          --------------
Total expenses.......................................                  549,247                 833,539
                                                                --------------          --------------
                                                                      (403,499)               (508,987)
Loss from investment in Cold Storage partnership.....               (1,517,800)             (1,592,400)
Interest and debt expense to Vornado Realty Trust....                 (370,807)               (634,312)
Gain on sale of investment in Charles E. Smith
  Commercial Realty L.P..............................                       --                 280,000
                                                                --------------          --------------
Loss before income tax benefit and
     minority interest...............................               (2,292,106)             (2,455,699)

Income tax benefit...................................                       --                      --
                                                                --------------          --------------

Loss before minority interest........................               (2,292,106)             (2,455,699)

Minority interest....................................                  226,918                 243,114
                                                                --------------          --------------

Net loss.............................................           $   (2,065,188)         $   (2,212,585)
                                                                ==============          ==============

Net loss per share -- basic and diluted..............           $         (.51)         $         (.54)
                                                                ==============          ==============


                See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                                 FOR THE SIX
                                                                                                MONTHS ENDED
                                                                                                JUNE 30, 1999
                                                                                                -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.........................................................................          $  (2,212,585)
     Adjustments to reconcile net loss to net cash used in
         operations:
         Minority interest............................................................               (243,114)
         Loss from investment in Cold Storage partnership.............................              1,592,400
         Non-cash compensation........................................................                 97,298
         Gain on sale of investment in Charles E. Smith
           Commercial Realty L.P. ....................................................               (280,000)
     Changes in operating assets and liabilities:
         Prepaid insurance............................................................                 86,384
         Accrued expenses.............................................................                360,807
         Due to Vornado Realty Trust..................................................               (906,759)
                                                                                                -------------
Net cash used in operating activities.................................................             (1,505,569)
                                                                                                -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in Cold Storage partnership...........................................            (23,268,421)
     Proceeds from sale of investment in Charles E. Smith
       Commercial Realty L.P. ........................................................             13,200,000
                                                                                                -------------
Net cash used in investing activities.................................................            (10,068,421)
                                                                                                -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings.........................................................             18,586,896
     Repayments on borrowings.........................................................            (14,000,000)
     Other............................................................................                (17,100)
                                                                                                -------------
Net cash provided by financing activities.............................................              4,569,796
                                                                                                -------------

Net decrease in cash and cash equivalents.............................................             (7,004,194)
Cash and cash equivalents at beginning of period......................................             11,831,561
                                                                                                -------------
Cash and cash equivalents at end of period............................................          $   4,827,367
                                                                                                =============

NON-CASH TRANSACTIONS:
     Non-cash compensation............................................................          $      97,298
                                                                                                =============


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

      The Company holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of June 30, 1999 owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries, including Company L.P.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of June 30, 1999, the consolidated statement of operations for the three and six months ended June 30, 1999 and the consolidated statement of changes in cash flows for the six months ended June 30, 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

3.    ACQUISITIONS AND DISPOSITION

Cold Storage Companies

      In March 1999, the Company and Crescent Operating Inc. ("Crescent Operating") formed a new partnership (the "Partnership") that purchased all of the non-real estate assets of the cold storage companies which do business under the name of AmeriCold Logistics encompassing the operations of the cold storage business for approximately $48 million from partnerships in which Vornado has a 60% interest and Crescent Real Estate Equities Company has a 40% interest ("Vornado/Crescent Partnership"). The new partnership leases 88 cold storage warehouses used in the cold storage business from the Vornado/Crescent Partnership, which continues to own the real estate. The leases have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent for the initial lease year is projected to be approximately $151,000,000. The new partnership has the right to defer a portion of the rent for up to three years beginning in

                            VORNADO OPERATING COMPANY

March 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. In addition to the leased warehouses, AmeriCold Logistics manages 13 additional warehouses.

      The Company owns 60% of the partnership through Company L.P. and Crescent Operating indirectly owns 40% of the Partnership. The Company accounts for this investment under the equity method of accounting as Crescent Operating has "substantive participating rights" as defined in accounting literature.

      To fund its share of the purchase price, the Company utilized $4.6 million of cash and borrowed $18.6 million under its revolving credit facility with Vornado. Further, the Company's share of the obligation to close the warehousing operation of one of the leased facilities is approximately $6 million.

Charles E. Smith Commercial Realty L.P. ("CESCR")

      In December 1998, the Company purchased approximately 1.7% of the outstanding partnership units of CESCR for an aggregate price of approximately $12.9 million, or $34 per unit, from Vornado. No distributions were received by the Company on this investment in 1999. In connection with this purchase, the Company was granted an option to require Vornado to repurchase all of the CESCR units at the price at which the Company purchased the CESCR units from Vornado, plus a cumulative return on such amount at a rate of 10% per annum. In March 1999, the Company exercised its option and Vornado acquired the CESCR units from the Company for $13.2 million.

      PRO FORMA INFORMATION

      The pro forma condensed consolidated operating results for the Company for the six months ended June 30, 1999 are presented as if the acquisitions and dispositions described above and the financing attributable thereto had occurred on January 1, 1999.

      Condensed Consolidated Pro Forma Operating Results

                                                                Pro Forma
                                                             Six Months Ended
                                                               June 30, 1999
                                                             ----------------
Revenues...............................................      $       324,552
Expenses...............................................             (833,539)
                                                             ---------------
                                                                    (508,987)
Loss from investment in Cold Storage partnership.......           (2,104,943)
Interest and debt expense..............................             (884,042)
Gain on sale of investment in Charles E. Smith
    Commercial Realty L.P..............................              280,000
Minority interest......................................              318,579
                                                             ---------------

Net loss...............................................      $    (2,899,393)
                                                             ===============

Net loss per share - basic and diluted.................      $          (.71)
                                                             ===============

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for the cash effect of the above loss.

                            VORNADO OPERATING COMPANY

4.    INVESTMENTS IN PARTNERSHIPS

      The Company's investments in partnerships and loss recognized from such investments are as follows:


                                                  Investments in Partnerships
                                             -----------------------------------
                                             June 30, 1999     December 31, 1998
                                             -------------     ----------------
Cold Storage Companies (60% interest)......  $  21,676,021     $             --
Charles E. Smith Commercial Realty L.P. ...             --           12,920,000
                                             -------------     ----------------
                                             $  21,676,021     $     12,920,000
                                             =============     ================

                                           Loss from Investments in Partnerships
                                           -------------------------------------
                                           Three Months Ended   Six Months Ended
                                             June 30, 1999       June 30, 1999
                                           ----------------     ---------------
Cold Storage Companies (60% interest)....  $     (1,517,800)    $    (1,592,400)
Charles E. Smith Commercial Realty L.P. .                --                  --
                                           ----------------     ---------------
                                           $     (1,517,800)    $    (1,592,400)
                                           ================     ===============

      The following condensed data presents the income statements of the Partnership (100%):

                                                                For the Period
                                                                March 12, 1999
                                                              (Acquisition Date)
                                                                      to
                                                                 June 30, 1999
                                                               ----------------
Revenues...............................................        $    203,074,000
Expenses...............................................            (206,690,000)
                                                               ----------------
Operating loss.........................................              (3,616,000)
Other income...........................................                 909,000
Gain on asset disposal.................................                  53,000
                                                               ----------------
Loss before income taxes...............................              (2,654,000)
Income taxes...........................................                      --
                                                               ----------------
Net loss...............................................        $     (2,654,000)
                                                               ================

                            VORNADO OPERATING COMPANY

5.    INCOME TAXES

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, specifically the write-off of organization costs in 1999 and 1998 for financial reporting purposes and the amortization of organization costs over 60 months for tax reporting purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of June 30, 1999 and December 31, 1998 are as follows:

                                           June 30, 1999      December 31, 1998
                                           -------------      -----------------
Deferred assets:
   Organization costs..................    $    468,000          $    372,600
   Accrued compensation................          56,000                16,800
   Net operating loss carryforward.....         800,900                 3,300
                                           ------------          ------------
                                              1,324,900               392,700
Valuation allowance....................      (1,324,900)             (392,700)
                                           ------------          ------------
Net deferred tax asset.................    $         --          $         --
                                           ============          ============

      Because the Company has only a limited operating history, a valuation allowance has been established for its deferred tax assets.

      A reconciliation of income taxes to the expected income tax benefit is as follows:

                                                                  For The Six
                                                                  Months Ended
                                                                 June 30, 1999
                                                                 -------------
Loss before income taxes and minority interest.........           $ 2,455,700
Expected state income tax benefit......................              (147,300)
                                                                  -----------
                                                                    2,308,400
Statutory federal income tax rate......................                    34%
                                                                  -----------
                                                                      784,900
Expected state income tax benefit......................               147,300
                                                                  -----------
                                                                      932,200
Change in valuation allowance..........................              (932,200)
                                                                  -----------
Income taxes...........................................           $        --
                                                                  ===========

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

      Under the Intercompany Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services as well as space for the Company's principal corporate office. The Company incurred approximately $46,000 and $80,000 for the three and six months ended June 30, 1999 for such services and rent.

      Vornado and the Company each have the right to terminate the Intercompany Agreement if the other party is in material default of the Intercompany Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Intercompany Agreement upon a change in control of the Company.

                            VORNADO OPERATING COMPANY

7.    LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 1999:

                                                                             Three Months Ended      Six Months Ended
                                                                               June 30, 1999           June 30, 1999
Numerator:
     Net loss........................................................          $ (2,065,188)           $ (2,212,585)
                                                                               ============            ============

Denominator:
     Denominator for basic loss per share-weighted average shares                 4,068,310               4,068,310

     Effect of dilutive securities:
         Employee stock options......................................                    --                      --
                                                                               ------------            ------------
         Denominator for diluted loss per share-adjusted
           weighted average..........................................             4,068,310               4,068,310
                                                                               ============            ============

Net loss per share-basic and diluted.................................          $       (.51)           $       (.54)
                                                                               ============            ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The Company had a net loss of $2,065,188 for the three months ended June 30, 1999 and $2,212,585 for the six months ended June 30, 1999. Revenues of $145,748 and $324,552 for the three and six months ended June 30, 1999 consisted solely of interest income. Expenses were comprised of (i) general and administrative expenses of $284,163 and $473,896 for the three and six months ended June 30, 1999, including reimbursements paid to Vornado for certain administrative and other services provided to the Company, directors fees, insurance and legal and accounting fees and (ii) additional organization costs of $265,084 and $359,643 for the three and six months ended June 30, 1999. Loss from investment in partnership was comprised of equity in the loss from the Cold Storage Companies of $1,517,800 for the three months ended June 30, 1999 and $1,592,400 for the period March 12, 1999 (acquisition date) to June 30, 1999. Interest and debt expense of $370,807 and $634,312 for the three and six months ended June 30, 1999 is comprised of interest on the outstanding balance on the Company's revolving credit facility and the fee on the unused portion of the facility. Gain on sale of investment in partnership of $280,000 is the cumulative return earned by the Company when it exercised its option to require Vornado to repurchase its investment in Charles E. Smith Commercial Realty L.P.

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

      To fund its share of the purchase price, the Company utilized $4.6 million of cash and borrowed $18.6 million under its revolving credit facility with Vornado (see financing activities below). Further, the Company's share of the obligation to close the ware-housing operation of one of the leased facilities is approximately $6 million.

      The Company's pro forma net loss of $2,766,225 for the six months ended June 30, 1999 includes $2,647,024 of non-cash expenses and $619,643 of non-recurring expense. Non-cash expenses include (i) depreciation of $1,936,800 and (ii) the effect of straight-lining of rent expense of $1,014,171, offset by minority interest of $303,947.

Six Months Ended June 30, 1999

      Cash flows used in operating activities of $1,505,569 was comprised of (i) net loss of $2,212,585 and (ii) the net change in operating assets and liabilities of $459,568, off-set by adjustments for non-cash and non-operating items of $1,166,584. The adjustments for non-cash and non-operating items are comprised of (i) loss from investment in Cold Storage partnership of $1,592,400,
(ii) non-cash compensation of $97,298, offset by (i) minority interest of $243,114 and (ii) gain on sale of investment in Charles E. Smith Commercial Realty L.P. of $280,000.

      Net cash used in investing activities of $10,068,421 was comprised of investment in Cold Storage partnership of $23,268,421, offset by proceeds from the sale of investment in Charles E. Smith Commercial Realty L.P. of $13,200,000.

      Net cash provided by financing activities of $4,569,796 was comprised primarily of proceeds from borrowings of $18,586,896, offset by repayments of borrowings under its revolving credit facility with Vornado Realty Trust of $14,000,000.

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

Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because the Company does not currently utilize derivatives or engage in significant hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" which is effective beginning in the first quarter of 1999. Costs incurred in connection with the organization of the Company were expensed in December 1998 and continue to be expensed as incurred.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At June 30, 1999, the Company had $4,586,896 of variable rate debt bearing interest at an interest rate of 8.06% (LIBOR plus 3.00%). A one-percent increase in the base used to determine the interest rate of the variable rate debt would result in a $45,869 increase in the Company's annual net loss ($0.01 per diluted share).

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There are no pending legal proceedings to which the Company is a party or to which any of its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 2, 1999, the Company held its annual meeting of stockholders. The stockholders voted, in person or by proxy for the election of two nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualify. The two nominees were elected. The results of the voting are shown below:

                                                                    Votes Cast
                                                                    Against or
Director                              Votes Cast For                 Withheld
--------                              --------------                ----------
Douglas H. Dittrick                       3,287,215                    720
Richard West                              3,287,215                    720

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.


  (b)    Reports on Form 8-K

         During the quarter ended June 30, 1999, Vornado Operating Company filed the report on Form 8-K/A described below:

 Date of Report
(Date of Earliest
 Event Reported)                 Item Reported                                          Date Filed
 March 12, 1999      Financial statements and pro forma in connection                   May 26, 1999
                     with the completed acquisition of AmeriCold Logistics

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VORNADO OPERATING COMPANY
                             --------------------------------------------------
                                        (Registrant)




Date:  August 5, 1999    By:           /s/  Irwin Goldberg
                             --------------------------------------------------
                                       IRWIN GOLDBERG
                                  Vice President, Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                                                                 PAGE
-----------                                                                 ----
            The following is a list of all exhibits filed as part of this report

2.1         Assignment Agreement, dated as of December 31, 1998, between      *
            Vornado Realty Trust, as assignor, and Vornado Operating
            Company, assignee (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated December 31,
            1998 (File No. 001-14525), as filed with the Commission on January 15, 1999)

2.2         Put Agreement, dated as of December 31, 1998, between Vornado     *
            Realty Trust, as grantor, and Vornado Operating Company, as grantee (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, dated December 31, 1998
            (File No. 001 -14525), as filed with the Commission on January
            15, 1999)

2.3         Asset Purchase Agreement dated as of February 26, 1999,           *
            between AmeriCold Logistics, LLC, as Purchaser, and AmeriCold Corporation, as Seller (incorporated by reference to Exhibit
            2.1 of the, Company's Current Report on Form 8-K, dated March
            12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)

2.4         Asset Purchase Agreement, dated as of March 9, 1999, between      *
            Vornado Crescent Logistics Operating Partnership, as
            Purchaser, and URS Logistics, Inc., as Seller (incorporated by reference to Exhibit 2.2 of the Company's Current Report on form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)

2.5         Asset Purchase Agreement, dated as of March 9, 1999, between      *
            AmeriCold Logistics, LLC, as Purchaser, and VC Omaha Holdings, L.L.C., as Seller (incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March
            31, 1999)

2.6         Asset Purchase Agreement, dated as of March 9, 1999, between      *
            AmeriCold Logistics II, LLC, as Purchaser, and VC Missouri Holdings, L.L.C., as Seller (incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the
            Commission on March 31, 1999)

3.1         Restated Certificate of Incorporation of Vornado Operating        *
            Company (incorporated by reference to Exhibit 3.1 of the
            Company's Registration Statement on Form S-11 (File No.
            333-40701), as filed with the Commission on September 28,
            1998)

3.2         Bylaws of Vornado Operating Company (incorporated by reference    *
            to Exhibit 3.2 of the Company's Registration Statement on Form
            S-11 (File No. 333-40701), as filed with the Commission on October 13, 1998)

----------------------
* Incorporated by reference.

\
EXHIBIT NO.                                                                 PAGE
-----------                                                                 ----
4.1         Specimen stock certificate (incorporated by reference to          *
            Exhibit 4.1 of the Company's Registration Statement on Form
            S-11 (File No. 333-40701), as filed with the Commission on January 23, 1998)

10.1        Intercompany Agreement, dated as of October 16, 1998, between     *
            Vornado Operating Company and Vornado Realty Trust
            (incorporated by reference to Exhibit 10.1 of the Company's
            Annual Report on Form 10-K for the year ended December 31,
            1998 (File No. 001-14525))

10.2        Credit Agreement dated as of January 1, 1999, between Vornado     *
            Operating Company and Vornado Realty L.P., together with related form of Line of Credit Note (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))

10.3        1999 Omnibus Stock Plan of Vornado Operating Company              *
            (incorporated by reference to Exhibit 10.3 of the Company's
            Annual Report on Form 10-K for the year ended December 31,
            1998 (File No. 001-14525))

10.4        Agreement of Limited Partnership of Vornado Operating L.P.        *
            (incorporated by reference to Exhibit 10.4 of the Company's
            Annual Report on Form 10-K for the year ended December 31,
            1998 (File No. 001-14525))

10.5        Agreement, dated March 11, 1999, between Vornado Operating        *
            L.P. and COPI Cold Storage L.L.C. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)

10.6        Master Lease Agreement, dated as of April 22, 1998, between       *
            URS Real Estate, L.P., as Landlord, and URS Logistics, Inc., as Tenant (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K/A, dated March 12, 1999
            (File No. 001-14525), as filed with the Commission on May 26,
            1999).

10.7        First Amendment to Master Lease Agreement, dated as of March      *
            10, 1999, between URS Real Estate, L.P. and URS Logistics,
            Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K/A, dated March 12, 1999
            (File No. 001-14525), as filed with the Commission on May 26,
            1999).

10.8        Assignment and Assumption of Master Lease, dated as of March      *
            11, 1999, between URS Logistics, Inc. and AmeriCold Logistics
            II, LLC (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K/A, dated March 12, 1999
            (File No. 001-14525), as filed with the Commission on May 26,
            1999).

10.9        Master Lease Agreement, dated as of April 22, 1998, between       *
            AmeriCold Real Estate, L.P., as Landlord and AmeriCold
            Corporation, as Tenant (incorporated by reference to Exhibit
            10.5 of the Company's Current Report on Form 8-K/A, dated
            March 12, 1999 (File No. 001-14525), as filed with the
            Commission on May 26, 1999).

----------------------
* Incorporated by reference.

EXHIBIT NO.                                                                 PAGE
-----------                                                                 ----
10.10       First Amendment to Master Lease Agreement, dated as of March      *
            10, 1999, between AmeriCold Real Estate, L.P. and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K/A, dated March 12,
            1999 (File No. 001-14525), as filed with the Commission on May
            26, 1999).

10.11       Assignment and Assumption of Master Lease, dated as of            *
            February 28, 1999, between AmeriCold Corporation and AmeriCold Logistics, LLC (incorporated by referenced to Exhibit 10.7 of the Company's Current Report on Form 8-K/A, dated March 12,
            1999 (File No. 001-14525), as filed with the Commission on May
            26, 1999).

10.12       Master Lease Agreement, dated as of March 11, 1999, between       *
            URS Logistics, Inc., as landlord, and AmeriCold Logistics II,
            LLC, as Tenant (incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K/A, dated March 12,
            1999 (File No. 001-14525), as filed with the Commission on May
            26, 1999).

10.13       Master Lease Agreement, dated as of February 28, 1999, between    *
            AmeriCold Corporation, as Landlord, and AmeriCold Logistics,
            LLC, as Tenant (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K/A, dated March 12,
            1999 (File No. 001-14525), as filed with the Commission on May
            26, 1999).

10.14       Master Lease Agreement, dated as of March 11, 1999, between       *
            each of the entities listed on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistics, LLC, as Tenant
            (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999).

10.15       Master Lease Agreement, dated as of March 11, 1999, between VC    *
            Omaha Holdings, L.L.C. and Carmar Freezers Thomasville L.L.C., together as Landlord, and AmeriCold Logisitics, LLC, as Tenant (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999).

27          Financial Data Schedule                                           18

----------------------
* Incorporated by reference.