Form 10-Q
period 1999-09-30
VORNADO OPERATING CO
filed 1999-11-12
CIK 1050080

                                                        EXHIBIT INDEX ON PAGE 16


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:               SEPTEMBER 30, 1999
                                ------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------   ----------------------
Commission File Number:   001-14525
                          ------------------------------------------------------


                            VORNADO OPERATING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      DELAWARE                                                        22-3569068
---------------------------------------------------------        ---------------------------------------------------------
    (State or other jurisdiction of incorporation                                (I.R.S. Employer
                or organization)                                               Identification Number)


  PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                                        07663
---------------------------------------------------------        ---------------------------------------------------------
       (Address of principal executive offices)                                         (Zip Code)


                                 (201) 587-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

As of October 25, 1999 there were 4,068,310 shares of the registrant's common stock, par value $.01 per share, outstanding.

                                     INDEX


PART I.               FINANCIAL INFORMATION:
                      ----------------------
             Item 1.    Financial Statements:                                                         Page Number
                                                                                                      -----------
                        Consolidated Balance Sheets as of  September 30, 1999 and
                        December 31, 1998.........................................................         3

                        Consolidated Statement of Operations for the Three and Nine Months
                        Ended September 30, 1999..................................................         4

                        Consolidated Statement of Cash Flows for the Nine Months
                        Ended September 30, 1999..................................................         5

                        Notes to Consolidated Financial Statements................................         6

             Item 2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................................        11

             Item 3.    Quantitative and Qualitative Disclosures About Market Risk................        13



PART II.                OTHER INFORMATION:
                        ------------------
             Item 1.    Legal Proceedings.........................................................        14

             Item 6.    Exhibits and Reports on Form 8-K..........................................        14

Signatures              ..........................................................................        15

Exhibit Index           ..........................................................................        16

PART I.  FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                           VORNADO OPERATING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                                1999                1998
                                                                                          -----------------   ------------------
ASSETS
------
Cash...................................................................................    $     3,830,794        $  11,831,561
Investment in Cold Storage Partnerships................................................         19,416,291                   --
Investment in Charles E. Smith Commercial Realty L.P. .................................                 --           12,920,000
Prepaid insurance......................................................................            345,537              475,113
                                                                                           ---------------        -------------
                                                                                           $    23,592,622        $  25,226,674
                                                                                           ===============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Note payable to Vornado Realty Trust...................................................    $     4,586,896        $          --
Due to Vornado Realty Trust............................................................            167,800            1,066,451
Accrued expenses.......................................................................            161,740              127,015
                                                                                           ---------------        -------------
     Total liabilities.................................................................          4,916,436            1,193,466
                                                                                           ---------------        -------------
Minority interest......................................................................          1,852,761            2,379,285
                                                                                           ---------------        -------------

Commitments and contingencies

Stockholders' equity:
     Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and
     outstanding, 4,068,310 shares.....................................................             40,683               40,683
Additional paid-in capital.............................................................         22,459,160           22,497,760
Deficit................................................................................         (5,676,418)            (884,520)
                                                                                           ---------------        -------------
     Total stockholders' equity........................................................         16,823,425           21,653,923
                                                                                           ---------------        -------------
                                                                                           $    23,592,622        $  25,226,674
                                                                                           ===============        =============


                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          FOR THE THREE                FOR THE NINE
                                                           MONTHS ENDED                MONTHS ENDED
                                                         SEPTEMBER 30, 1999          SEPTEMBER 30, 1999
                                                        --------------------        --------------------
Revenues:
     Interest income.................................     $       48,316              $      372,868
                                                          --------------              --------------

Expenses:
     General and administrative......................            264,963                     738,859
     Organization costs..............................                 --                     359,643
                                                          --------------              --------------
Total expenses.......................................            264,963                   1,098,502
                                                          --------------              --------------
                                                                (216,647)                   (725,634)
Loss from investment in Cold Storage
  Partnerships.......................................         (2,350,200)                 (3,942,600)
Interest and debt expense to Vornado Realty Trust....           (295,876)                   (930,188)
Gain on sale of investment in Charles E. Smith
  Commercial Realty L.P..............................                 --                     280,000
                                                          --------------              --------------
Loss before income tax benefit and
     minority interest...............................         (2,862,723)                 (5,318,422)

Income tax benefit...................................                 --                          --
                                                          --------------              --------------

Loss before minority interest........................         (2,862,723)                 (5,318,422)

Minority interest....................................            283,410                     526,524
                                                          --------------              --------------

Net loss.............................................     $   (2,579,313)             $   (4,791,898)
                                                          ==============              ==============

Net loss per share -- basic and diluted..............     $        (0.63)             $        (1.18)
                                                          ==============              ==============

                 See notes to consolidated financial statements.

                           VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                FOR THE NINE
                                                                                                MONTHS ENDED
                                                                                             SEPTEMBER 30, 1999
                                                                                            --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss.........................................................................       $     (4,791,898)
     Adjustments to reconcile net loss to net cash used in operations:
         Minority interest............................................................               (526,524)
         Loss from investment in Cold Storage Partnerships............................              3,942,600
         Non-cash compensation........................................................                 (6,770)
         Gain on sale of investment in Charles E. Smith
           Commercial Realty L.P. ....................................................               (280,000)
     Changes in operating assets and liabilities:
         Prepaid insurance............................................................                129,576
         Accrued expenses.............................................................                 41,495
         Due to Vornado Realty Trust..................................................               (898,651)
                                                                                             ----------------
Net cash used in operating activities.................................................             (2,390,172)
                                                                                             ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in Cold Storage Partnerships..........................................            (23,358,891)
     Proceeds from sale of investment in Charles E. Smith
       Commercial Realty L.P. ........................................................             13,200,000
                                                                                             ----------------
Net cash used in investing activities.................................................            (10,158,891)
                                                                                             ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings.........................................................             18,586,896
     Repayments on borrowings.........................................................            (14,000,000)
     Other............................................................................                (38,600)
                                                                                             ----------------
Net cash provided by financing activities.............................................              4,548,296
                                                                                             ----------------

Net decrease in cash and cash equivalents.............................................             (8,000,767)
Cash and cash equivalents at beginning of period......................................             11,831,561
                                                                                             ----------------
Cash and cash equivalents at end of period............................................       $      3,830,794
                                                                                             ================

NON-CASH TRANSACTIONS:
     Non-cash compensation............................................................       $         (6,770)
                                                                                             ================

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

      The Company holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of September 30, 1999 owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries, including Company L.P.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of September 30, 1999, the consolidated statement of operations for the three and nine months ended September 30, 1999 and the consolidated statement of changes in cash flows for the nine months ended September 30, 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

3.    ACQUISITIONS AND DISPOSITION

Cold Storage Partnerships

      In March 1999, the Company and Crescent Operating Inc. ("Crescent Operating") formed a new partnership (the "Partnership") that purchased all of the non-real estate assets of the Cold Storage Partnerships which do business under the name of AmeriCold Logistics encompassing the operations of the cold storage business for approximately $48 million from partnerships in which Vornado has a 60% interest and Crescent Real Estate Equities Company has a 40% interest ("Vornado/Crescent Partnership"). The new partnership leases 89 cold storage warehouses used in the cold storage business from the Vornado/Crescent Partnership, which continues to own the real estate. The leases have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. The new partnership is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $5,000,000 annually. Fixed base rent and percentage rent recognized as

                            VORNADO OPERATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

expense by the Partnership was $89,000,000 from March 12, 1999 (acquisition date) through September 30, 1999. The new partnership has the right to defer a portion of the rent for up to three years beginning in March 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. In addition to the leased warehouses, AmeriCold Logistics manages 14 additional warehouses.

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

      PRO FORMA INFORMATION

      The unaudited pro forma condensed consolidated operating results for the Company for the nine months ended September 30, 1999 are presented as if the acquisitions and dispositions described above and the financing attributable thereto had occurred on January 1, 1999.

      Condensed Consolidated Pro Forma Operating Results

                                                                      Pro Forma
                                                                  Nine Months Ended
                                                                  September 30, 1999
                                                                 --------------------
Revenues......................................................        $    372,868
Expenses......................................................          (1,098,502)
                                                                      ------------
                                                                          (725,634)
Loss from investment in Cold Storage Partnerships.............          (4,455,143)
Interest and debt expense.....................................          (1,179,918)
Gain on sale of investment in Charles E. Smith
    Commercial Realty L.P.....................................             280,000
Minority interest.............................................             601,989
                                                                      ------------

Net loss......................................................        $ (5,478,706)
                                                                      ============

Net loss per share - basic and diluted........................             $ (1.35)
                                                                           =======


      See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for the cash effect of the above loss.

                            VORNADO OPERATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



4.    INVESTMENTS IN PARTNERSHIPS

      The Company's investments in partnerships and loss recognized from such investments are as follows:

                                                                           Investments in Partnerships
                                                                  -------------------------------------------
                                                                   September 30, 1999      December 31, 1998
                                                                  --------------------    -------------------
Cold Storage Partnerships (60% interest)......................      $    19,416,291        $             --
Charles E. Smith Commercial Realty L.P. ......................                   --              12,920,000
                                                                    ---------------        ----------------
                                                                    $    19,416,291        $     12,920,000
                                                                    ===============        ================

                                                                      Loss from Investments in Partnerships
                                                                  -------------------------------------------
                                                                   Three Months Ended     Nine Months Ended
                                                                   September 30, 1999     September 30, 1999
                                                                  --------------------   -------------------

Cold Storage Partnerships (60% interest)......................      $     (2,350,200)     $     (3,942,600)
                                                                    ================      ================



      The following condensed operating data presents the income statements of the Partnership (100%):


                                                               For the Period
                                                               March 12, 1999
                                                             (Acquisition Date)
                                                                     to
                                                             September 30, 1999
                                                            --------------------
Revenues...............................................       $    370,648,000
Expenses...............................................            377,991,000
                                                              ----------------
Operating loss.........................................             (7,343,000)
Other income...........................................                719,000
Gain on asset disposal.................................                 53,000
                                                              ----------------
Net loss...............................................       $     (6,571,000)
                                                              ================

                            VORNADO OPERATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


5.    INCOME TAXES

      Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, specifically the write-off of organization costs in 1999 and 1998 for financial reporting purposes and the amortization of organization costs over 60 months for tax reporting purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of September 30, 1999 and December 31, 1998 are as follows:

                                                                   September 30, 1999         December 31, 1998
                                                                 ----------------------     ---------------------
Deferred assets:
   Organization costs........................................       $    442,000                $    372,600
   Accrued compensation......................................             14,000                      16,800
   Net operating loss carryforward...........................          1,955,600                       3,300
                                                                    ------------                ------------
                                                                       2,411,600                     392,700
Valuation allowance..........................................         (2,411,600)                   (392,700)
                                                                    ------------                ------------
Net deferred tax asset.......................................       $         --                $         --
                                                                    ============                ============


      Because the Company has only a limited operating history, a valuation allowance has been established for its deferred tax assets.

      A reconciliation of income taxes to the expected income tax benefit is as follows:


                                                           For The Nine
                                                           Months Ended
                                                       September 30, 1999
                                                      --------------------
Loss before income taxes and minority interest...         $    5,318,400
Expected state income tax benefit................               (319,100)
                                                          --------------
                                                               4,999,300
Statutory federal income tax rate................                     34%
                                                           -------------
                                                               1,699,800
Expected state income tax benefit................                319,100
                                                          --------------
                                                               2,018,900
Change in valuation allowance....................             (2,018,900)
                                                          --------------
Income taxes.....................................         $           --
                                                          ==============


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

      Under the Intercompany Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services as well as space for the Company's principal corporate office. The Company incurred approximately $168,000 and $248,000 for the three and nine months ended September 30, 1999 for such services and rent.

      Vornado and the Company each have the right to terminate the Intercompany Agreement if the other party is in material default of the Intercompany Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Intercompany Agreement upon a change in control of the Company.

                            VORNADO OPERATING COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.    LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 1999:

                                                                     Three Months Ended       Nine Months Ended
                                                                     September 30, 1999      September 30, 1999
                                                                    --------------------    --------------------
Numerator:
     Net loss.................................................          $ (2,579,313)           $ (4,791,898)
                                                                        ============            ============

Denominator:
     Denominator for basic loss per share-weighted average....             4,068,310               4,068,310

     Effect of dilutive securities:
         Employee stock options...............................                    --                      --
                                                                        ------------            ------------
         Denominator for diluted loss per share-adjusted
           weighted average...................................             4,068,310               4,068,310
                                                                        ============            ============

Net loss per share-basic and diluted..........................          $      (0.63)           $      (1.18)
                                                                        ============            ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q constitute "forward-looking statements" as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain factors could cause actual results to differ materially from those in the forward- looking statements. Factors that might cause such a material difference include, but are not limited to: (a) the Company's lack of operating history and operating results; (b) the performance of the Cold Storage Partnerships, which could be materially adversely affected by changes in storage and handling volumes, changes in product mix, increased operating costs and interest expense, dependence on customers, dependence on agricultural markets and frozen foods, substantial leverage, significant lease payment obligations, the timing of and costs associated with facilities improvements and competitive factors; (c) restrictions on the Company's business and future opportunities; (d) dependence upon Vornado Realty Trust; (e) the substantial influence of the Company's controlling stockholders and conflicts of interest; (f) risks associated with potential investments and ability to manage those investments; (g) competition;
(h) the Company's obligations under the revolving credit facility; (i) the Company's limited financial resources; (j) dependence on key personnel; (k) potential antitakover effects of the Company's charter documents and applicable law; (l) dependence on dividends and distributions of subsidiaries; (m) potential costs of compliance with environmental laws; (n) changes in the general economic climate; (o) government regulations; and (p) failure by the Company and the Cold Storage Partnerships, or by other companies with which they do business, to remediate possible Year 2000 problems in computer software or embedded technology. See "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

      The Company had a net loss of $2,579,313 for the three months ended September 30, 1999 and $4,791,898 for the nine months ended September 30, 1999. Revenues of $48,316 and $372,868 for the three and nine months ended September 30, 1999 consisted solely of interest income. Expenses were comprised of (i) general and administrative expenses of $264,963 and $738,859 for the three and nine months ended September 30, 1999, including reimbursements paid to Vornado for certain administrative and other services provided to the Company, directors fees, insurance, legal and accounting fees and (ii) additional organization costs of $359,643 for the nine months ended September 30, 1999. Loss from investments in partnerships was comprised of equity in the loss from the Cold Storage Partnerships of $2,350,200 for the three months ended September 30, 1999 and $3,942,600 for the period March 12, 1999 (acquisition date) to September 30, 1999. During those periods, margins of the Cold Storage Partnerships were lower than anticipated, in part, from changes in product mix and delays in two start-up warehouse operations. Interest and debt expense of $295,876 and $930,188 for the three and nine months ended September 30, 1999 is comprised of interest on the outstanding balance on the Company's revolving credit facility from Vornado and the fee on the unused portion of the facility. Gain on sale of investment in partnership of $280,000 is the profit earned by the Company when it exercised its option to require Vornado to repurchase its investment in Charles E. Smith Commercial Realty L.P.

LIQUIDITY AND CAPITAL RESOURCES

      On March 12, 1999, the Company and Crescent Operating Inc. ("Crescent Operating") formed a new partnership that has purchased all of the non-real estate assets of AmeriCold Logistics encompassing the operations of the cold storage business for approximately $48 million from the Vornado/Crescent Partnership. The new partnership leases 89 cold storage warehouses used in this business from the Vornado/Crescent Partnership, which continues to own the real estate. In addition to the leased warehouses, AmeriCold Logistics manages 14 additional warehouses.

      To fund its share of the purchase price, the Company utilized $4.6 million of cash and borrowed $18.6 million under its revolving credit facility with Vornado (see financing activities below). Further, the Company's share of the obligation to close the warehousing operation of one of the leased facilities is approximately $6 million.

      The Company's pro forma net loss of $5,478,706 for the nine months ended September 30, 1999 includes $3,794,982 of non-cash expenses and $40,357 of non-recurring income. Non-cash expenses include (i) depreciation of $2,827,800 and (ii) the effect of straight-lining of rent expense of $1,569,171, offset by minority interest of $601,989.

Nine Months Ended September 30, 1999

      Cash flows used in operating activities of $2,390,172 was comprised of (i) net loss of $4,791,898 and (ii) the net change in operating assets and liabilities of $727,580, offset by adjustments for non-cash and non-operating items of $3,129,306. The adjustments for non-cash and non-operating items are comprised of loss from investment in Cold Storage Partnerships of $3,942,600, offset by (i) non-cash compensation of $6,770, (ii) minority interest of $526,524 and (iii) gain on sale of investment in Charles E. Smith Commercial Realty L.P. of $280,000.

      Net cash used in investing activities of $10,158,891 was comprised of investment in Cold Storage Partnerships of $23,358,891, offset by proceeds from the sale of investment in Charles E. Smith Commercial Realty L.P. of $13,200,000.

      Net cash provided by financing activities of $4,548,296 was comprised primarily of proceeds from borrowings of $18,586,896, offset by repayments of borrowings under its revolving credit facility with Vornado Realty Trust of $14,000,000.

Year 2000 Readiness Disclosure

      The Company is managed by Vornado. Vornado has advised the Company that Vornado initiated its Year 2000 compliance programs and information systems modifications in early 1998 to ensure that its systems and key processes will remain functional. Vornado has determined that all mission critical systems are year 2000 compliant. Vornado believes that any issues encountered with informational or operational systems have been remediated. Vornado completed its testing of all mission critical systems during the quarter ended September 30, 1999. In certain cases, Vornado will be relying on statements from outside vendors as to the Year 2000 readiness of its systems.

      The Company is not aware of any operational systems within its control that are not Year 2000 compliant. In the event that a third-party service is interrupted due to a Year 2000 issue, the Company will seek to obtain such service from another third-party provider. Failure of third parties with which the Company conducts business to successfully respond to their Year 2000 issues may have an adverse effect on the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At September 30, 1999, the Company had $4,586,896 of variable rate debt bearing interest at an interest rate of 8.06% (LIBOR plus 3.00%). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt would result in a $45,869 increase in the Company's annual net loss ($0.01 per diluted share).

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

 (b)     Reports on Form 8-K:

         During the quarter ended September 30, 1999, Vornado Operating Company did not file any reports on Form 8-K.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VORNADO OPERATING COMPANY
                                   ---------------------------------------------
                                                  (Registrant)




Date: November 4, 1999         By:           /s/  Irwin Goldberg
                                   ---------------------------------------------
                                             IRWIN GOLDBERG
                                       Vice President, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                                                                                             PAGE
-----------                                                                                             ----
                       The following is a list of all exhibits filed as part of this report

             2.1       Assignment Agreement, dated as of December 31, 1998,                               *
                       between Vornado Realty Trust, as assignor, and Vornado
                       Operating Company, assignee (incorporated by reference to
                       Exhibit 2.1 of the Company's Current Report on Form 8-K,
                       dated December 31, 1998 (File No. 001-14525), as filed
                       with the Commission on January 15, 1999)

             2.2       Put Agreement, dated as of December 31, 1998, between                              *
                       Vornado Realty Trust, as grantor, and Vornado Operating
                       Company, as grantee (incorporated by reference to Exhibit
                       2.2 of the Company's Current Report on Form 8-K, dated
                       December 31, 1998 (File No. 001 -14525), as filed with
                       the Commission on January 15, 1999)

             2.3       Asset Purchase Agreement dated as of February 26, 1999,                            *
                       between AmeriCold Logistics, LLC, as Purchaser, and
                       AmeriCold Corporation, as Seller (incorporated by
                       reference to Exhibit 2.1 of the, Company's Current Report
                       on Form 8-K, dated March 12, 1999 (File No. 001-14525),
                       as filed with the Commission on March 31, 1999)

             2.4       Asset Purchase Agreement, dated as of March 9, 1999,                               *
                       between Vornado Crescent Logistics Operating Partnership,
                       as Purchaser, and URS Logistics, Inc., as Seller
                       (incorporated by reference to Exhibit 2.2 of the
                       Company's Current Report on form 8-K, dated March 12,
                       1999 (File No. 001-14525), as filed with the Commission
                       on March 31, 1999)

             2.5       Asset Purchase Agreement, dated as of March 9, 1999,                               *
                       between AmeriCold Logistics, LLC, as Purchaser, and VC
                       Omaha Holdings, L.L.C., as Seller (incorporated by
                       reference to Exhibit 2.3 of the Company's Current Report
                       on Form 8-K, dated March 12, 1999 (File No. 001-14525),
                       as filed with the Commission on March 31, 1999)

             2.6       Asset Purchase Agreement, dated as of March 9, 1999,                               *
                       between AmeriCold Logistics II, LLC, as Purchaser, and VC
                       Missouri Holdings, L.L.C., as Seller (incorporated by
                       reference to Exhibit 2.4 of the Company's Current Report
                       on Form 8-K, dated March 12, 1999 (File No. 001-14525),
                       as filed with the Commission on March 31, 1999)

             3.1       Restated Certificate of Incorporation of Vornado                                   *
                       Operating Company (incorporated by reference to Exhibit
                       3.1 of the Company's Registration Statement on Form S-11
                       (File No. 333-40701), as filed with the Commission on
                       September 28, 1998)

             3.2       Bylaws of Vornado Operating Company (incorporated by                               *
                       reference to Exhibit 3.2 of the Company's Registration
                       Statement on Form S-11 (File No. 333-40701), as filed
                       with the Commission on October 13, 1998)



-------------------------------------
* Incorporated by reference.

     EXHIBIT NO                                                                                         PAGE
     ----------                                                                                         ----
             4.1       Specimen stock certificate (incorporated by reference to                           *
                       Exhibit 4.1 of the Company's Registration Statement on
                       Form S-11 (File No. 333-40701), as filed with the
                       Commission on January 23, 1998)

            10.1       Intercompany Agreement, dated as of October 16, 1998,                              *
                       between Vornado Operating Company and Vornado Realty
                       Trust (incorporated by reference to Exhibit 10.1 of the
                       Company's Annual Report on Form 10-K for the year ended
                       December 31, 1998 (File No. 001-14525))

            10.2       Credit Agreement dated as of January 1, 1999, between                              *
                       Vornado Operating Company and Vornado Realty L.P.,
                       together with related form of Line of Credit Note
                       (incorporated by reference to Exhibit 10.2 of the
                       Company's Annual Report on Form 10-K for the year ended
                       December 31, 1998 (File No. 001-14525))

            10.3       1999 Omnibus Stock Plan of Vornado Operating Company                               *
                       (incorporated by reference to Exhibit 10.3 of the
                       Company's Annual Report on Form 10-K for the year ended
                       December 31, 1998 (File No. 001 -14525))

            10.4       Agreement of Limited Partnership of Vornado Operating                              *
                       L.P. (incorporated by reference to Exhibit 10.4 of the
                       Company's Annual Report on Form 10-K for the year ended
                       December 31, 1998 (File No. 001-14525))

            10.5       Agreement, dated March 11, 1999, between Vornado                                   *
                       Operating L.P. and COPI Temperature Controlled Logistics
                       L.L.C. (incorporated by reference to Exhibit 10.1 of the
                       Company's Current Report on Form 8-K, dated March 12,
                       1999 (File No. 001-14525), as filed with the Commission
                       on March 31, 1999)

            10.6       Master Lease Agreement, dated as of April 22, 1998,                                *
                       between URS Real Estate, L.P., as Landlord, and URS
                       Logistics, Inc., as Tenant (incorporated by reference to
                       Exhibit 10.2 of the Company's Current Report on Form
                       8-K/A, dated March 12, 1999 (File No. 001-14525), as
                       filed with the Commission on May 26, 1999).

            10.7       First Amendment to Master Lease Agreement, dated as of                             *
                       March 10, 1999, between URS Real Estate, L.P. and URS
                       Logistics, Inc. (incorporated by reference to Exhibit
                       10.3 of the Company's Current Report on Form 8-K/A, dated
                       March 12, 1999 (File No. 001-14525), as filed with the
                       Commission on May 26, 1999).

            10.8       Assignment and Assumption of Master Lease, dated as of                             *
                       March 11, 1999, between URS Logistics, Inc. and AmeriCold
                       Logistics II, LLC (incorporated by reference to Exhibit
                       10.4 of the Company's Current Report on Form 8-K/A, dated
                       March 12, 1999 (File No. 001-14525), as filed with the
                       Commission on May 26, 1999).

            10.9       Master Lease Agreement, dated as of April 22, 1998,                                *
                       between AmeriCold Real Estate, L.P., as Landlord and
                       AmeriCold Corporation, as Tenant (incorporated by
                       reference to Exhibit 10.5 of the Company's Current Report
                       on Form 8-K/A, dated March 12, 1999 (File No. 001-14525),
                       as filed with the Commission on May 26, 1999).



-------------------------------------
* Incorporated by reference.

      EXHIBIT NO.                                                                                       PAGE
      -----------                                                                                       ----
            10.10      First Amendment to Master Lease Agreement, dated as of                             *
                       March 10, 1999, between AmeriCold Real Estate, L.P. and
                       AmeriCold Logistics, LLC (incorporated by reference to
                       Exhibit 10.6 of the Company's Current Report on Form
                       8-K/A, dated March 12, 1999 (File No. 001-14525), as
                       filed with the Commission on May 26, 1999).

            10.11      Assignment and Assumption of Master Lease, dated as of                             *
                       February 28, 1999, between AmeriCold Corporation and
                       AmeriCold Logistics, LLC (incorporated by referenced to
                       Exhibit 10.7 of the Company's Current Report on Form
                       8-K/A, dated March 12, 1999 (File No. 001-14525), as
                       filed with the Commission on May 26, 1999).

            10.12      Master Lease Agreement, dated as of March 11, 1999,                                *
                       between URS Logistics, Inc., as landlord, and AmeriCold
                       Logistics II, LLC, as Tenant (incorporated by reference
                       to Exhibit 10.8 of the Company's Current Report on Form
                       8-K/A, dated March 12, 1999 (File No. 001-14525), as
                       filed with the Commission on May 26, 1999).

            10.13      Master Lease Agreement, dated as of February 28, 1999,                             *
                       between AmeriCold Corporation, as Landlord, and AmeriCold
                       Logistics, LLC, as Tenant (incorporated by reference to
                       Exhibit 10.9 of the Company's Current Report on Form
                       8-K/A, dated March 12, 1999 (File No. 001-14525), as
                       filed with the Commission on May 26, 1999).

            10.14      Master Lease Agreement, dated as of March 11, 1999,                                *
                       between each of the entities listed on Exhibit A thereto,
                       collectively as Landlord, and AmeriCold Logistics, LLC,
                       as Tenant (incorporated by reference to Exhibit 10.10 of
                       the Company's Current Report on Form 8-K/A, dated March
                       12, 1999 (File No. 001-14525), as filed with the
                       Commission on May 26, 1999).

            10.15      Master Lease Agreement, dated as of March 11, 1999,                                *
                       between VC Omaha Holdings, L.L.C. and Carmar Freezers
                       Thomasville L.L.C., together as Landlord, and AmeriCold
                       Logisitics, LLC, as Tenant (incorporated by reference to
                       Exhibit 10.11 of the Company's Current Report on Form
                       8-K/A, dated March 12, 1999 (File No. 001-14525), as
                       filed with the Commission on May 26, 1999).

               27      Financial Data Schedule                                                            19



-------------------------------------
* Incorporated by reference.