Form 10-K
period 1999-12-31
VORNADO OPERATING CO
filed 2000-03-16
CIK 1050080

                                                        EXHIBIT INDEX ON PAGE 45

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended:          DECEMBER 31, 1999
                           -----------------------------------------------------
                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                        To
                               -----------------------   -----------------------

Commission File Number:    333-40701
                        --------------------------------------------------------

                            VORNADO OPERATING COMPANY
             (Exact name of Registrant as specified in its charter)

                         DELAWARE                                                    22-3569068
----------------------------------------------------------         ----------------------------------------------
           (State or other jurisdiction of                                        (I.R.S. Employer
           incorporation or organization)                                      Identification Number)



     PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY                                   07663
----------------------------------------------------------         ----------------------------------------------
         (Address of Principal Executive Offices)                                    (Zip Code)


Registrant's telephone number, including area code:  (201) 587-1000
                                                    ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
       Common Stock,                            American Stock Exchange
    par value $.01 per share


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X   NO
                                              -----    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting shares held by non-affiliates of the registrant, i.e. by persons other than officers and directors of Vornado Operating Company as reflected in the table in Item 12 of this Form 10-K, as of February 25, 2000 was approximately $41,741,000.

As of February 25, 2000, there were 4,068,310 shares of the registrant's common stock, par value $.01 per share, outstanding.

                       Documents Incorporated by Reference

PART III: Proxy Statement for Annual Meeting of Stockholders to be held on May 31, 2000.

                                TABLE OF CONTENTS

ITEM

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................3
   ITEM 1.   BUSINESS.............................................................................................3
   ITEM 2.   PROPERTIES...........................................................................................9
   ITEM 3.   LEGAL PROCEEDINGS....................................................................................9
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................10
PART II..........................................................................................................11
   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................11
   ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA................................................................12
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............12
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................15
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................16
PART III. .......................................................................................................31
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE (1)......................................................................................31
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (1)..............................................31
   ITEM 11.  EXECUTIVE COMPENSATION (1)..........................................................................31
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (1)..................................31
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (1)..................................................31
PART IV..........................................................................................................32
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................32
SIGNATURES.......................................................................................................33

--------------------
(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 1999, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page [9] of this Annual Report on Form 10-K.

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to: (a) the Company's limited operating history; (b) restrictions on the Company's business and future opportunities; (c) dependence upon Vornado Realty Trust; (d) the substantial influence of the Company's controlling stockholders and conflicts of interest; (e) risks associated with potential investments and ability to manage those investments; (f) competition; (g) the Company's obligations under the revolving credit facility; (h) AmeriCold Logisitic's obligations under the lease agreements with Vornado Realty Trust; (i) the Company's limited financial resources; (j) dependence on key personnel; (k) potential antitakeover effects of the Company's charter documents and applicable law; (l) dependence on dividends and distributions of subsidiaries; (m) potential costs of compliance with environmental laws; (n) changes in the general economic climate; and (o) government regulations.

                                     PART I.

ITEM 1.  BUSINESS

GENERAL

         On October 16, 1998, Vornado Realty L.P. (the "Operating Partnership"), a subsidiary of Vornado Realty Trust together with its consolidated subsidiaries and preferred stock affiliates, ("Vornado"), made a distribution of one share of common stock, par value $.01 per share (the "Common Stock"), of Vornado Operating Company, a Delaware corporation (the "Company"), for 20 units of limited partnership interest of the Operating Partnership (including the units owned by Vornado) held of record as of the close of business on October 9, 1998 (the "Record Date"), and Vornado in turn made a distribution of the Common Stock it received to the holders of its common shares of beneficial interest.

         The Company was formed on October 30, 1997 as a wholly owned subsidiary of Vornado. In order to maintain its status as a real estate investment trust ("REIT") for federal income tax purposes, Vornado is required to focus principally on investments in real estate assets. Accordingly, Vornado is prevented from owning certain assets and conducting certain activities that would be inconsistent with its status as a REIT. The Company was formed to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. The Company is intended to function principally as an operating company, in contrast to Vornado's principal focus on investments in real estate assets. The Company is able to do so because it is taxable as a regular "C" corporation rather than a REIT.

         The Company operates businesses conducted at properties it leases from Vornado, as contemplated by the agreement, dated as of October 16, 1998, between the Company and Vornado (the "Vornado Agreement"), referred to below. The Company expects to rely exclusively on Vornado to identify business opportunities for the Company, and the Company currently expects that those opportunities will relate in some manner to Vornado and its real estate investments rather than to unrelated businesses.

         The principal executive offices of the Company are located at Park 80 West, Plaza II, Saddle Brook, New Jersey 07663, and its telephone number at that location is (201) 587-1000.

VORNADO AGREEMENT AND CHARTER PURPOSE CLAUSES

         Pursuant to the Vornado Agreement, among other things, (a) Vornado will under certain circumstances offer the Company an opportunity to become the lessee of certain real property owned now or in the future by Vornado (under mutually satisfactory lease terms) and (b) the Company will not make any real estate investment or other REIT-Qualified Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity.

         More specifically, the Vornado Agreement requires, subject to certain terms, that Vornado provide the Company with an opportunity (a "Tenant Opportunity") to become the lessee of any real property owned now or in the future by Vornado if Vornado determines in its sole discretion that, consistent with Vornado's status as a REIT, it is required to enter into a "master" lease arrangement with respect to such property and that the Company is qualified to act as lessee thereof. In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or a group of related properties or projects) are leased to a single lessee. Under the Vornado Agreement, the Company and Vornado will negotiate with each other on an exclusive basis for 30 days regarding the terms and conditions of the lease in respect of each Tenant Opportunity. If a mutually satisfactory agreement cannot be reached within the 30-day period, Vornado may for a period of one year thereafter enter into a binding agreement with respect to such Tenant Opportunity with any third party on terms no more favorable to the third party than the terms last offered to the Company. If Vornado does not enter into a binding agreement with respect to such Tenant Opportunity within such one-year period, Vornado must again offer the Tenant Opportunity to the Company in accordance with the procedures specified above prior to offering such Tenant Opportunity to any other party.

         In addition, the Vornado Agreement prohibits the Company from making
(i) any investment in real estate (including the provision of services related to real estate, real estate mortgages, real estate derivatives or entities that invest in the foregoing) or (ii) any other REIT-Qualified Investment, unless it has provided written notice to Vornado of the material terms and conditions of the investment opportunity and Vornado has determined not to pursue such investment either by providing written notice to the Company rejecting the opportunity within 10 days from the date of receipt of notice of the opportunity or by allowing such 10-day period to lapse. As used herein, "REIT-Qualified Investment" means an investment, at least 95% of the gross income from which would qualify under the 95% gross income test set forth in Section 856(c)(2) of the Internal Revenue Code of 1986, as amended (the "Code") (or could be structured to so qualify), and the ownership of which would not cause Vornado to violate the asset limitations set forth in Section 856(c)(4) of the Code (or could be structured not to cause Vornado to violate the Section 856(c)(4) limitations); provided, however, that "REIT-Qualified Investment" does not include an investment in government securities, cash or cash items (as defined for purposes of Section 856(c)(4) of the Code), money market funds, certificates of deposit, commercial paper having a maturity of not more than 90 days, bankers' acceptances or the property transferred to the Company by the Operating Partnership. The Vornado Agreement also requires the Company to assist Vornado in structuring and consummating any such investment which Vornado elects to pursue, on terms determined by Vornado. In addition, the Company has agreed to notify Vornado of, and make available to, Vornado investment opportunities developed by the Company or of which the Company becomes aware but is unable or unwilling to pursue.

         Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's office in Saddle Brook, New Jersey, space for the Company's principal corporate office. For these services, the Company will compensate Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and will reimburse Vornado for certain costs incurred and paid to third parties on behalf of the Company.

         Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

         The Company restated certificate of incorporation specifies that one of its corporate purposes is to perform the Vornado Agreement and, for so long as the Vornado Agreement remains in effect, prohibits the Company from making any real estate investment or other REIT-Qualified Investment without first offering the opportunity to Vornado in the manner specified in the Vornado Agreement.

VORNADO OPERATING L.P. AND INTERSTATE PROPERTIES

         The Company holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of December 31, 1999, owns a 90.1% partnership interest in Company L.P. All references to the Company refer to Vornado Operating Company and its subsidiaries including the Company L.P.

         Interstate Properties, a New Jersey general partnership ("Interstate"), and its three partners -- Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado) and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company) -- beneficially own, in the aggregate, 7.9% of the Company's Common Stock (excluding shares underlying stock appreciation rights ("SARs") and options held by Messrs. Roth and Wight for this purpose) and a 9.9% limited partnership interest in Company L.P. as of March 1, 2000. Interstate has the right to have its limited partnership interest in Company L.P. redeemed by Company L.P. either
(a) for cash in an amount equal to the fair market value, at the time of redemption, of 447,017 shares of Common Stock or (b) for 447,017 shares of Common Stock, in each case as selected by the Company and subject to customary anti-dilution adjustments.

TEMPERATURE CONTROLLED LOGISTICS BUSINESS ("AMERICOLD LOGISTICS")

         In October 1997, partnerships (the "Vornado/Crescent Partnerships") in which Vornado has a 60% interest and Crescent Real Estate Equities Company ("Crescent") has a 40% interest acquired each of Americold Company ("Americold") and URS Logistics, Inc. ("URS"). In June 1998, Vornado/Crescent Partnerships acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group.

         In March 1999, the Company and Crescent Operating Inc. ("Crescent Operating") formed a new partnership - the "Vornado Crescent Logistics Operating Partnership" (which does business under the name "AmeriCold Logistics") that purchased all of the non-real estate assets of the Vornado/Crescent Partnerships for $48,700,000, of which the Company's share is $29,200,000. The purchase price was proposed by the Vornado/Crescent Partnerships (the Sellers). The Board of Directors of both the Company and Crescent Operating reviewed and approved the transaction after concluding that the price was fair market value at the time of the transaction. To fund its share of the purchase price, the Company utilized $4,600,000 of cash, borrowed $18,600,000 under its revolving credit facility with Vornado and paid the balance of $6,000,000 in March 2000.

         AmeriCold Logistics, headquartered in Atlanta, Georgia, has 6,900 employees and operates 104 temperature contolled warehouse facilities nationwide with an aggregate of approximately 519 million cubic feet of refrigerated, frozen and dry storage space. Of the 104 warehouses, AmeriCold Logistics leases 89 temperature controlled warehouses with an aggregate of approximately 428 million cubic feet from the Vornado/Cresecnt Partnerships, and manages 15 additional warehouses containing approximately 91 million cubic feet of space. AmeriCold Logistics provides the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility primarily services the surrounding regional market. AmeriCold Logistics offers transportation management services including freight routing, dispatching, freight rate negotiation, backhaul coordination and distribution channel assessment. AmeriCold Logistics temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

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

         Leases for the temperature controlled logistics warehouse properties (Data in this section represents 100% of AmeriCold Logistics, of which the Company's share is 60%)

         AmeriCold Logistics entered into leases covering the warehouses used in this business. The leases, which commenced in March 1999, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. Fixed base rent is approximately $130,000,000 per annum through 2003, $132,000,000 per annum from 2004 through 2008 and $133,000,000 per annum from 2009 through 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $321,000,000, and the weighted average percentage rate is approximately 36% for the initial five-year period, approximately 39% for the period from 2004 through 2008 and approximately 41% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32,000,000, and the percentage rate is 24% for the initial two-year period, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011 and 41% from 2012 through February 28, 2014. AmeriCold Logistics recognized $134,000,000 of rent expense from March 11, 1999 (acquisition date) through December 31, 1999.

         AmeriCold Logistics has negotiated amendments to add four new properties, or expansions to existing properties, which were developed by the lessor during 1999. The aggregate rentals of the four new properties in the initial lease year is expected to be approximately $9,400,000.

         AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees and insurance premiums, as well as property capital expenditures in excess of $5,000,000 annually.

         AmeriCold Logistics has the right to defer the payment of 15% of fixed base rent and all percentage rent for up to three years beginning on March 11, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. Pursuant thereto, $5,400,000 (of which the Company's share is $3,240,000) was deferred for the period ended December 31, 1999.

         The fixed base rent for each of the two five-year renewal options is equal, generally, to the greater of the then fair market value rent and the fixed base rent for the immediately preceding lease year plus 5%.

         Terms of the Vornado Crescent Logistics Operating Partnership

         Vornado is the day-to-day liaison to the management of AmeriCold Logistics. AmeriCold Logistics pays Vornado an annual fee of $487,000, which is based on the temperature controlled logistics operating assets acquired by AmeriCold Logistics on March 11, 1999. The fee increases by an amount equal to 1% of the cost of new acquisitions, including transaction costs. AmeriCold Logistics will provide financial statement preparation, tax and similar services to the Vornado/Crescent Partnerships for an annual fee of $250,000 increasing 2% each year.

         The Company must obtain Crescent Operating's approval for specified matters involving AmeriCold Logistics, including approval of the annual budget, requiring specified capital contributions, entering into specified new leases or amending existing leases, selling or acquiring specified assets and any sale, liquidation or merger of AmeriCold Logistics. If the partners fail to reach agreement on certain matters prior to October 30, 2000, the Company will be entitled to buy Crescent Operating's interest in the partnership at cost plus 10% per annum return. If the partners fail to reach an agreement on such matters during the period from November 1, 2000 through October 30, 2007, the Company may set a price at which it commits to either buy Crescent Operating's investment, or sell its own, and Crescent Operating will decide whether to buy or sell at that price. If the partners fail to reach agreement on such matters after October 30, 2007, either party may set a price at which it commits to either buy the other party's investment, or sell its own, and the other party will decide whether to buy or sell at that price.

         Neither partner may transfer its rights or interest in the partnership without the consent of the other partner. The partnership will continue for a term through October 30, 2027, except as the partners may otherwise agree.

         The senior management of AmeriCold Logistics consists of the same individuals who were the senior management of this business before the new partnership acquired it. Daniel F. McNamara, the Chief Executive Officer of AmeriCold Logistics, was Chief Executive Officer since October 1997, when the Vornado/Crescent Partnerships acquired the business. From March 1996 to October 1997, Mr. McNamara was Chief Executive Officer of URS Logistics, Inc. (one of the predecessors to AmeriCold Logistics). Before March 1996, Mr. McNamara was Executive Vice President and Chief Operating Officer of Value Rent-A-Car, a wholly-owned subsidiary of Mitsubishi Motors.

ACQUISITION AND DISPOSITION OF INTEREST IN CHARLES E. SMITH COMMERCIAL REALTY
L.P.

         On December 31, 1998, the Company purchased from a subsidiary of Vornado approximately 1.7% of the outstanding partnership units of Charles E. Smith Commercial Realty L.P. ("CESCR") for an aggregate purchase price of approximately $12,900,000, or $34 per unit. The purchase price was funded out of the Company's working capital. In connection with this purchase, the Company was granted an option to require Vornado to repurchase all of the CESCR units at the price at which the Company purchased the CESCR units from Vornado, plus a cumulative return on such amount at a rate of 10% per annum. In March 1999, the Company exercised its option and Vornado acquired the CESCR units from the Company for $13,200,000.

NEW BUSINESS OPPORTUNITIES

         The Company expects to form a new business venture named Transportal Network ("Transportal") with Crescent Operating, on terms and conditions similar to its existing partnership arrangements with Crescent, to pursue a business-to-business Internet opportunity relating to the Temperature Controlled Logistics business. The Company expects Transportal to provide routing and load management services and facilitate related purchases over the Internet to independent truckers, shippers and receivers to enable them to increase efficiency. The Company's share of start-up costs for Transportal, which relate to market research, creating a business plan and related matters, was $540,000 for the year ended December 31, 1999. These costs are included in the Company's consolidated statements of operations as "loss from investment in Transportal Network" for the year ended December 31, 1999. Transportal has not yet commenced operations or finalized its business plan. The Company expects Transportal to incur significant future losses and to require significant equity investments. The Company expects to continue to fund its share, which may be in excess of $3,000,000, of Transportal's cash needs. Transportal is actively seeking additional equity investments from third parties, including venture capital firms. Early stage Internet companies, such as Transportal, with new and unproven business models frequently encounter significant risks and difficulties and there can be no assurance that Transportal will be successful or profitable.

EMPLOYEES

         As of December 31, 1999, the Company had no employees. The Company expects that, when it acquires specific assets and business operations, the subsidiaries of the Company making such acquisitions will have their own employees. AmeriCold Logistics, in which the Company has a 60% interest, has 6,900 employees.

RISK FACTORS

         LIMITED OPERATING HISTORY

         The Company was incorporated on October 30, 1997. The Company has limited operating history upon which investors can evaluate its business. The Company's operations have incurred losses to date and may continue to do so.

         RESTRICTIONS ON THE COMPANY'S BUSINESS AND FUTURE OPPORTUNITIES

         The Vornado Agreement and the Charter prohibit the Company from making any real estate investment or other REIT-Qualified Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity. See "Item 1. Business -- Vornado Agreement and Charter Purpose Clauses." Because of the provisions of the Vornado Agreement and the Charter, the nature of the Company's business and the opportunities it may pursue are significantly restricted.

         DEPENDENCE UPON VORNADO

         The Company expects to rely exclusively on Vornado to identify business opportunities for the Company, and the Company currently expects that those opportunities will relate in some manner to Vornado and its real estate investments rather than to unrelated businesses. There is no assurance that Vornado will identify opportunities for the Company or that any opportunities that Vornado identifies will be within the Company's financial, operational or management parameters. Vornado is required under the Vornado Agreement to provide the Company with an opportunity to become the lessee of real property acquired by Vornado only if Vornado determines in its sole discretion that, consistent with Vornado's status as a REIT, it is required to enter into a master lease arrangement with respect to such property and that the Company is qualified to act as lessee thereof. Moreover, the Company is entitled to enter into such a master lease arrangement with Vornado only if the Company and Vornado are able to agree on mutually satisfactory lease terms.

         If in the future Vornado should fail to qualify as a REIT and thereafter acquired a property, Vornado would have the right under the Vornado Agreement to lease the property to any person or entity pursuant to any type of lease (including a master lease arrangement) or to operate the property itself, in either case without offering the Company an opportunity to become a lessee thereof. The Company, however, would remain subject to all of the limitations on its operations contained in the Charter and the Vornado Agreement. Accordingly, if Vornado should fail to qualify as a REIT, that failure could have a material adverse effect on the Company.

         If in the future Vornado should sell any property which is leased to the Company, it is possible that the new owner might refuse to renew the lease upon the expiration of its term.

         SUBSTANTIAL INFLUENCE OF CONTROLLING STOCKHOLDERS; CONFLICTS OF
         INTEREST

         As of December 31, 1999, Interstate and its three partners -- Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado) and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company) -- beneficially owned, in the aggregate, 17.8% of the outstanding Vornado Common Shares (excluding shares issuable on conversion of units of the Operating Partnership for this purpose) and beneficially owned, in the aggregate, a 9.9% limited partnership interest in Company L.P. and 7.9% of the Common Stock of the Company (excluding shares underlying SARs and options held by Messrs. Roth and Wight for this purpose). Because of the foregoing, Messrs. Roth, Mandelbaum and Wight and Interstate (collectively, the "Interstate Parties") have substantial influence on the Company and Vornado and on the outcome of any matters submitted to the Company's Stockholders or Vornado's shareholders for approval.

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

         OBLIGATIONS UNDER REVOLVING CREDIT FACILITY; LIMITED FINANCIAL
         RESOURCES

         The Company has entered into a $75,000,000 Revolving Credit Agreement with Vornado (the "Revolving Credit Agreement"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Although only interest and commitment fees will be payable under the Revolving Credit Agreement until it expires, there can be no assurance that the Company will be able to satisfy all of its obligations under the Revolving Credit Agreement.

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

         DEPENDENCE ON DIVIDENDS AND DISTRIBUTIONS OF SUBSIDIARIES

         Substantially all of the Company's assets consist of its partnership interests in Company L.P., of which the Company is the sole general partner. Substantially all of Company L.P. properties and assets are expected to be held through subsidiaries. Any right of the Company's stockholders to participate in any distribution of the assets of any indirect subsidiary of the Company upon the liquidation, reorganization or insolvency of such subsidiary (and any consequent right of the Company's securityholders to participate in those assets) will be subject to the claims of the creditors (including trade creditors) and preferred holders of equity, if any, of Company L.P. and such subsidiary, except to the extent the Company has a recognized claim against such subsidiary as a creditor of such subsidiary. In addition, in the event that claims of the Company as a creditor of a subsidiary are recognized, such claims would be subordinate to any security interest in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by the Company.

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

ITEM 2.  PROPERTIES

         Under the Vornado Agreement, Vornado has agreed to make available to the Company, at Vornado's office in Saddle Brook, New Jersey, space for the Company's principal corporate office, for which the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable space. The Company believes that such facilities will be adequate to meet its expected requirements for the coming year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the position held by such officers since the Company was incorporated. Officers are appointed by and serve at the discretion of the Board of Directors.

         Steven Roth, age 58, is Chairman of the Board and Chief Executive Officer of the Company. Mr. Roth has been Chairman of the Board and Chief Executive Officer of Vornado since May 1989 and Chairman of the Executive Committee of the Board of Vornado since April 1980. Since 1968, he has been the managing general partner of Interstate. On March 2, 1995, he became Chief Executive Officer of Alexander's, Inc. ("Alexander's"). Mr. Roth is also a director of Alexander's and of Capital Trust.

         Michael D. Fascitelli, age 43, is President and a director of the Company. Mr. Fascitelli has been President and a trustee of Vornado, and a director of Alexander's, since December 2, 1996. From December 1992 to December 1996, Mr. Fascitelli was a partner at Goldman, Sachs & Co. in charge of its real estate practice.

         Joseph Macnow, age 54, is Executive Vice President - Finance and Administration of the Company. Mr. Macnow has been Executive Vice President - Finance and Administration of Vornado since January 1998. From 1985 to January 1998, Mr. Macnow was Vice President and Chief Financial Officer of Vornado.

         Irwin Goldberg, age 55, is Vice President - Chief Financial Officer of the Company. Mr. Goldberg has been Vice President - Chief Financial Officer of Vornado since January 1998. From 1978 to January 1998, Mr. Goldberg was a partner at Deloitte & Touche LLP.

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

         Quarterly price ranges of the Common Stock for the year ended December 31, 1999 and the period from October 16, 1998 (the initial day of trading of the Common Stock on the American Stock Exchange) through December 31, 1998 were as follows:

                                                                                 FOR THE PERIOD
                                                                                OCTOBER 16, 1998
                                                      YEAR ENDED                (COMMENCEMENT OF
                                                   DECEMBER 31, 1999             OPERATIONS) TO
                                              ----------------------------      DECEMBER 31, 1998
QUARTER                                           HIGH           LOW           HIGH            LOW
-------                                       ----------     ----------      ---------      --------
1st ....................................      $   10.00      $    5.88       $     --        $    --
2nd ....................................           9.13           5.75             --             --
3rd ....................................           8.38           6.00             --             --
4th ....................................           6.94           5.38           8.50           5.75

         The approximate number of record holders of Common Stock of the Company at December 31, 1999 was 1,100.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                                        For the Period
                                                                                                        October 16, 1998
                                                                                                       (Commencement of
                                                                                      Year Ended          Operations) to
                                                                                   December 31, 1999    December 31, 1998
                                                                                   -----------------    -----------------
Revenues:
     Interest income ...........................................................       $   421,690        $   261,948
                                                                                       -----------        -----------
Expenses:
     General and administrative ................................................         1,094,773            271,698
     Organization costs ........................................................           359,643            971,959
                                                                                       -----------        -----------
Total expenses .................................................................         1,454,416          1,243,657
                                                                                       -----------        -----------
                                                                                        (1,032,726)          (981,709)

Loss from investment in AmeriCold Logistics ....................................        (5,546,400)                --
Loss from investment in Transportal Network ....................................          (540,000)                --
Gain on sale of investment in Charles E. Smith
     Commercial Realty L.P. ....................................................           280,000                 --
Interest and debt expense to Vornado Realty Trust ..............................        (1,216,628)                --
                                                                                       -----------        -----------

Loss before minority interest ..................................................        (8,055,754)          (981,709)
Minority interest ..............................................................           797,520             97,189
                                                                                       -----------        -----------
Net loss .......................................................................       $(7,258,234)       $  (884,520)
                                                                                       ===========        ===========

Net loss per share - basic and diluted .........................................       $     (1.78)       $      (.22)
                                                                                       ===========        ===========

                                                                                   December 31, 1999    December 31, 1998
                                                                                   -----------------    -----------------
Balance Sheet Data:
Total assets ...................................................................       $20,832,706        $25,226,674
Stockholder's equity ...........................................................        14,357,089         21,653,923

         AmeriCold, URS, Freezer Services, Inc. and the Carmar Group, collectively, are considered predecessors of the Company. The net equity in income (loss) of the predecessors was $2,922,000 from January 1, 1999 to March 11, 1999 (acquisition date), $10,193,000 in 1998, $(11,209,000) in 1997,
$(2,206,000) in 1996 and $(5,780,000) in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company had a net loss of $7,258,234 for the year ended December 31, 1999 and a net loss of $884,520 for the period from October 16, 1998 (commencement of operations) to December 31, 1998.

         Revenues of $421,690 and $261,948 for the year ended December 31, 1999 and the period October 16, 1998 (commencement of operations) to December 31, 1998 consisted solely of interest income, which decreased on an annualized basis as a result of lower average invested balances.

         Expenses were comprised of (i) general and administrative expenses of $1,094,773 and $271,698 for the year ended December 31, 1999 and the period October 16, 1998 (commencement of operations) to December 31, 1998, including reimbursements paid to Vornado for certain administrative and other services provided to the Company, directors fees, insurance, legal and accounting fees and (ii) additional organization costs of $359,643 for the year ended December 31, 1999.

         The Company owned AmeriCold Logistics from March 11, 1999. The Company's loss from this investment in 1999 was $5,546,400 as compared to the full year pro forma loss of $7,400,000 discussed below.

AMERICOLD LOGISTICS PRO FORMA RESULTS OF OPERATIONS FOR THE YEAR
ENDED DECEMBER 31, 1999

         The following are discussions of the pro forma results of operations of AmeriCold Logistics, the Company's Temperature Controlled Logistics business - see page 4 for a discussion of this business. The data below relates to 100% of this business of which the Company owns 60%. For the purpose of the discussions below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers, (ii) Transportation Management Services and (iii) Quarry Operations. The data below is pro forma because (i) certain of the businesses were acquired in 1998 and (ii) the real estate assets were separated from the remainder of the business in March 1999.

                  In 1999, revenue increased $81.2 million or 13.5% to $682.4 million. Revenue from Leased Operations increased $43.4 million or 10.4% to $462.3 million while revenue from Other Operations increased $37.8 million or 20.8% to $220.1 million.

                  Margin percentage for Leased Operations declined by 1.0%
             resulting in a decline in operating income of approximately $4.2 million. As a result of the increased volume offset by the margin percentage decline, margin dollars increased by $12.6 million.

                  Operating income from Other Operations was $15.0 million, an increase of $1.7 million from the prior year.

                  Rent expense increased by $14.9 million to $167.6 million
             resulting from percentage rent caused by the increase in revenue from Leased Operations.

                  General and administrative expenses increased by $3.3 million resulting from increased staffing for long-term growth strategies.

                  Depreciation and amortization expense declined by $2.0
             million. Interest expense, net of other income, decreased by $1.2 million. These decreases were the result of changes in purchase price allocation and related financing.

                  As a result of the aforementioned factors, the pro forma net loss for 1999 increased approximately $0.7 million to $12.4 million. The Company's share of this loss would have been $7.4 million.

         Loss from investment in Transportal Network was $540,000, which consisted of initial start-up and organization costs for the period ended December 31, 1999.

         Interest and debt expense $1,216,628 for the year ended December 31, 1999 is comprised of interest on the outstanding balance on the Company's revolving credit facility from Vornado and the fee on the unused portion of the facility.

         Gain on sale of investment in partnership of $280,000 results from the exercise of our option to require Vornado to repurchase its investment in Charles E. Smith Commercial Realty L.P. See "Item 1. Business -- Acquisition and Disposition of Interest in Charles E. Smith Commercial Realty L.P."

LIQUIDITY AND CAPITAL RESOURCES

         As part of its formation, the Company obtained a $75,000,000 unsecured revolving credit facility from Vornado which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3% (9.09% at December 31, 1999). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; for the year ended December 31, 1999 the Company paid $697,425 to Vornado. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). At December 31, 1999, $4,586,896 is outstanding. Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying dividends. Debt under the Revolving Credit Agreement is fully recourse against the Company. The Company expects that borrowings under the Revolving Credit Agreement will be used to support future acquisitions of assets by the Company and other cash requirements. The Company has no external sources of financing except for the Revolving Credit Agreement.

         The Company would have incurred a pro forma net loss of $9,211,000 for the year ended December 31, 1999 if the acquisition of AmeriCold logistics had occurred on January 1, 1999. Such pro forma net loss includes $4,673,000 of non-cash expenses and $686,000 of non-recurring expense. Non-cash expenses include (i) depreciation of $3,578,000 and (ii) the effect of straight-lining of rent expense of $2,107,000, offset by minority interest of $1,012,000.

         In March 2000, the Company funded a $6,000,000 contribution to AmeriCold Logistics to complete its share of the March 1999 purchase of the non-real estate assets from the Vornado/Crescent Partnerships.

         The Company expects to form a new business venture named Transportal Network ("Transportal") with Crescent Operating, on terms and conditions similar to its existing partnership arrangements with Crescent, to pursue a business-to-business Internet opportunity relating to the Temperature Controlled Logistics business. The Company expects Transportal to provide routing and load management services and facilitate related purchases over the Internet to independent truckers, shippers and receivers to enable them to increase efficiency. The Company's share of start-up costs for Transportal, which relate to market research, creating a business plan and related matters, was $540,000 for the year ended December 31, 1999. These costs are included in the Company's consolidated statement of operations as "loss from investment in Transportal Network" for the year ended December 31, 1999. Although Transportal has not commenced operations or finalized its business plan, the Company expects Transportal to incur significant future losses and to require significant equity investments. The Company expects to continue to fund its share, which may be in excess of $3,000,000, of Transportal's cash needs. Transportal is actively seeking additional equity investments from third parties, including venture capital firms. Early stage Internet companies, such as Transportal, with new and unproven business models frequently encounter significant risks and difficulties and there can be no assurance that Transportal will be successful or profitable.

         In the aggregate, the Company's investments do not generate sufficient cash flow to pay all of their expenses. The Company estimates that it has additional borrowing capacity under its revolving credit facility to meet its cash requirements.

Cash Flows Year Ended December 31, 1999

         Cash flows used in operating activities of $2,963,096 was comprised of
(i) net loss of $7,258,234 and (ii) the net change in operating assets and liabilities of $719,592, offset by adjustments for non-cash and non-operating items of $5,014,730. The adjustments for non-cash and non-operating items are comprised of (i) loss from investment in AmeriCold Logistics of $5,546,400, (ii) loss from investment in Transportal Network of $540,000 and (iii) non-cash compensation of $5,850, offset by (i) minority interest of $797,520 and (ii) gain on sale of investment in Charles E. Smith Commercial Realty L.P. of $280,000.

         Net cash used in investing activities of $10,158,891 was comprised of investment in AmeriCold Logistics of $23,358,891, offset by proceeds from the sale of investment in Charles E. Smith Commercial Realty L.P. of $13,200,000.

         Net cash provided by financing activities of $4,548,296 was comprised primarily of proceeds from borrowings of $18,586,896, offset by repayments of borrowings under its revolving credit facility with Vornado Realty Trust of $14,000,000.

Year 2000 Issues

         Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Vornado has advised the Company that it has completed its Year 2000 remediation plan, which addressed all mission critical systems. Vornado is not aware of any adverse effects of Year 2000 issues including the inability of a significant vendor to provide services to the Company.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101). SAB 101 provides clarification in applying generally accepted accounting principles to revenue recognition in financial statements including contingent rentals under leases. Management does not anticipate that implementation of SAB 101 will have a material effect on the Company's financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 1999, the Company had $4,586,896 of variable rate debt outstanding bearing interest at LIBOR plus 3.00% (9.09% at December 31, 1999). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt would result in a $41,328 increase in the Company's annual net loss ($0.01 per basic and diluted share).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                               ----
Independent Auditors' Report..............................................................................       17
Consolidated Balance Sheets at December 31, 1999 and 1998.................................................       18
Consolidated Statements of Operations for the year ended December 31, 1999 and the period
    October 16, 1998 (Commencement of Operations) to December 31, 1998....................................       19
Consolidated Statements of Stockholders' Equity for the year ended December 31, 1999 and the period
    October 16, 1998 (Commencement of Operations) to December 31, 1998....................................       20
Consolidated Statements of Cash Flows for the year ended December 31, 1999 and the period
    October 16, 1998 (Commencement of Operations) to December 31, 1998....................................       21
Notes to Consolidated Financial Statements................................................................       22

                          INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors
Vornado Operating Company
Saddle Brook, New Jersey

         We have audited the accompanying consolidated balance sheets of Vornado Operating Company as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and for the period October 16, 1998 (commencement of operations) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Operating Company at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period October 16, 1998 (commencement of operations) to December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 7, 2000

                            VORNADO OPERATING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                                                             DECEMBER 31,
                                                                                                  ---------------------------------
                                                                                                     1999                 1998
                                                                                                  ------------         ------------
                                          ASSETS

Cash and cash equivalents ................................................................        $  3,257,870         $ 11,831,561
Investment in AmeriCold Logistics ........................................................          17,272,491                   --
Investment in Transportal ................................................................                  --                   --
Investment in Charles E. Smith Commercial Realty L.P. ....................................                  --           12,920,000
Prepaid insurance ........................................................................             302,345              475,113
                                                                                                  ------------         ------------
                                                                                                  $ 20,832,706         $ 25,226,674
                                                                                                  ============         ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable to Vornado Realty Trust .....................................................        $  4,586,896         $         --
Due to Vornado Realty Trust ..............................................................              90,000            1,066,451
Accrued expenses .........................................................................             216,956              127,015
                                                                                                  ------------         ------------
Total liabilities ........................................................................           4,893,852            1,193,466
                                                                                                  ------------         ------------
Minority interest ........................................................................           1,581,765            2,379,285
                                                                                                  ------------         ------------
Commitments and contingencies
Stockholders' equity:
     Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and
     outstanding, 4,068,310 shares .......................................................              40,683               40,683
Additional paid-in capital ...............................................................          22,459,160           22,497,760
Deficit ..................................................................................          (8,142,754)            (884,520)
                                                                                                  ------------         ------------
     Total stockholders' equity ..........................................................          14,357,089           21,653,923
                                                                                                  ------------         ------------
                                                                                                  $ 20,832,706         $ 25,226,674
                                                                                                  ============         ============


                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         FOR THE PERIOD
                                                                                                        OCTOBER 16, 1998
                                                                                                        (COMMENCEMENT OF
                                                                                     YEAR ENDED         OPERATIONS) TO
                                                                                  DECEMBER 31, 1999    DECEMBER 31, 1998
                                                                                  -----------------    -----------------
Revenues:
     Interest income ......................................................          $   421,690           $   261,948
                                                                                     -----------           -----------

Expenses:
     General and administrative ...........................................            1,094,773               271,698
     Organization costs ...................................................              359,643               971,959
                                                                                     -----------           -----------
Total expenses ............................................................            1,454,416             1,243,657
                                                                                     -----------           -----------
                                                                                      (1,032,726)             (981,709)

Loss from investment in AmeriCold Logistics ...............................           (5,546,400)                   --
Loss from investment in Transportal Network ...............................             (540,000)                   --
Interest and debt expense to Vornado Realty Trust .........................           (1,216,628)                   --
Gain on sale of investment in Charles E. Smith
     Commercial Realty L.P. ...............................................              280,000                    --
                                                                                     -----------           -----------
Loss before income tax benefit and
     minority interest ....................................................           (8,055,754)             (981,709)

Income tax benefit ........................................................                   --                    --
                                                                                     -----------           -----------

Loss before minority interest .............................................           (8,055,754)             (981,709)

Minority interest .........................................................              797,520                97,189
                                                                                     -----------           -----------

Net loss ..................................................................          $(7,258,234)          $  (884,520)
                                                                                     ===========           ===========

Net loss per share -- basic and diluted ...................................          $     (1.78)          $      (.22)
                                                                                     ===========           ===========



                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                   ADDITIONAL                          TOTAL
                                                                   COMMON           PAID-IN                         STOCKHOLDERS'
                                                                    STOCK           CAPITAL          DEFICIT           EQUITY
                                                                    -----           -------          -------           ------
Cash contribution for 1,000 shares on October
      16, 1998 .............................................     $        10      $24,999,990      $         --     $25,000,000
Additional stock issued in connection with
      the distribution, 4,514,327 shares ...................          45,143          (45,143)              --               --
Additional equity contribution .............................              --           14,917               --           14,917
Exchange with Interstate Properties, 447,017 shares ........          (4,470)      (2,472,004)              --       (2,476,474)
Net loss ...................................................              --               --         (884,520)        (884,520)
                                                                 -----------      -----------      -----------      -----------
BALANCE, DECEMBER 31, 1998 .................................          40,683       22,497,760         (884,520)      21,653,923
Costs incurred to register securities
      for stock option plan ................................              --          (38,600)              --          (38,600)
Net loss ...................................................              --               --       (7,258,234)      (7,258,234)
                                                                 -----------      -----------      -----------      -----------
BALANCE, DECEMBER 31, 1999 .................................     $    40,683      $22,459,160      $(8,142,754)     $14,357,089
                                                                 ===========      ===========      ===========      ===========

                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   FOR THE PERIOD
                                                                                                                  OCTOBER 16, 1998
                                                                                                                  (COMMENCEMENT OF
                                                                                              YEAR ENDED           OPERATIONS) TO
                                                                                           DECEMBER 31, 1999     DECEMBER 31, 1998
                                                                                           -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ....................................................................          $ (7,258,234)          $   (884,520)
     Adjustments to reconcile net loss to net cash used in
         operations:
    Minority interest ............................................................              (797,520)               (97,189)
     Loss from investment in AmeriCold Logistics .................................             5,546,400                     --
     Loss from investment in Transportal Network .................................               540,000                     --
     Non-cash compensation .......................................................                 5,850                 42,015
     Gain on sale of investment in Charles E. Smith
         Commercial Realty L.P. ..................................................              (280,000)                    --
     Changes in operating assets and liabilities:
         Prepaid insurance .......................................................               172,768               (475,113)
         Accrued expenses ........................................................                84,091                 85,000
         Due to Vornado Realty Trust .............................................              (976,451)             1,066,451
                                                                                            ------------           ------------
Net cash used in operating activities ............................................            (2,963,096)              (263,356)
                                                                                            ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in AmeriCold Logistics ...........................................           (23,358,891)                    --
     Proceeds from sale of (investment in) Charles E. Smith
         Commercial Realty L.P. ..................................................            13,200,000            (12,920,000)
                                                                                            ------------           ------------
Net cash used in investing activities ............................................           (10,158,891)           (12,920,000)
                                                                                            ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings ....................................................            18,586,896                     --
     Repayments on borrowings ....................................................           (14,000,000)                    --
     Other .......................................................................               (38,600)                    --
     Initial capital contribution ................................................                    --             25,000,000
     Additional equity contribution ..............................................                    --                 14,917
                                                                                            ------------           ------------
Net cash provided by financing activities ........................................             4,548,296             25,014,917
                                                                                            ------------           ------------

Net (decrease) increase in cash and cash equivalents .............................            (8,573,691)            11,831,561
Cash and cash equivalents at beginning of period .................................            11,831,561                     --
                                                                                            ------------           ------------

Cash and cash equivalents at end of period .......................................          $  3,257,870           $ 11,831,561
                                                                                            ============           ============

NON-CASH TRANSACTIONS:
     Non-cash compensation .......................................................          $      5,850           $     42,015
                                                                                            ============           ============
     Exchange with Interstate Properties .........................................          $         --           $  2,476,474
                                                                                            ============           ============



                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS

         Vornado Operating Company, a Delaware Company, was incorporated on October 30, 1997, as a wholly owned subsidiary of Vornado Realty Trust together with its consolidated subsidiaries and preferred stock affiliates ("Vornado"). In order to maintain its status as a real estate investment trust ("REIT") for federal income tax purposes, Vornado is required to focus principally on investments in real estate assets. Accordingly, Vornado is prevented from owning certain assets and conducting certain activities that would be inconsistent with its status as a REIT. Vornado Operating Company was formed to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. Vornado Operating Company is intended to function principally as an operating company, in contrast to Vornado's principal focus of investment in real estate assets. Vornado Operating Company is able to do so because it is taxable as a regular "C" Company rather than a REIT.

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

         The Company holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of December 31, 1999 owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries including the Company L.P.

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

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents consists of highly liquid investments purchased with original maturities of three months or less.

         EQUITY INVESTEES: Equity interest in partially-owned entities include partnerships and joint ventures and are accounted for under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for net equity in income
(loss) and cash contributions and distributions.

         FAIR VALUE OF FINANCIAL INSTRUMENTS: All financial instruments of the Company are reflected in the accompanying consolidated balance sheets at amounts which, in management's estimation, based upon an interpretation of available market information and valuation methodologies are considered appropriate, and reasonably approximate their fair values. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company's financial instruments.

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

                            VORNADO OPERATING COMPANY

         The net basis of the Company's assets and liabilities for tax purposes approximates the amount reported for financial statement purposes.

         AMOUNTS PER SHARE: Basic and diluted loss per share exclude the effects of options, warrants and convertible securities as they are anti-dilutive.

         STOCK OPTIONS: The Company accounts for stock-based compensation using the intrinsic value method. Under the intrinsic value method compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans. In addition, costs incurred in connection with registering such securities that would be issued upon exercise are a reduction of stockholders' equity.

         ORGANIZATION COSTS: Costs incurred in connection with the organization of Company were expensed in accordance with the American Institute of Certified Public Accountant's Statement of Position 98-5 -- "Reporting on the Costs of Start-up Activities" which the Company adopted in December 1998.

3.   ACQUISITION AND DISPOSITION

Temperature Controlled Logistics Business ("AmeriCold Logistics")

         In October 1997, partnerships (the "Vornado/Crescent Partnerships") in which Vornado have a 60% interest and Crescent Real Estate Equities Company have a 40% interest acquired each of Americold Corporation and URS Logistics, Inc. In June 1998, Vornado/Crescent Partnerships acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group.

         In March 1999, the Company and Crescent Operating Inc. ("Crescent Operating") formed a new partnership (which does business under the name "AmeriCold Logistics") that purchased all of the non-real estate assets of the Vornado/Crescent Partnerships for $48,700,000. AmeriCold Logistics leases 89 temperature controlled warehouses from the Vornado/Crescent Partnerships, which continue to own the real estate. The leases, which commenced in March 1999, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $5,000,000 annually. AmeriCold Logistics recognized $134,000,000 of rent expense from March 11, 1999 (acquisition date) through December 31, 1999. AmeriCold Logistics has the right to defer the payment of 15% of fixed base rent and all percentage rent for up to three years beginning on March 11, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent, pursuant thereto $5,400,000 (of which the Company's share is $3,240,000) was deferred for the period ended December 31, 1999. In addition to the leased warehouses, AmeriCold Logistics manages 15 additional warehouses.

         AmeriCold Logistics has negotiated amendments to add four new properties, or expansions to existing properties, which were developed by the lessor during 1999. The aggregate rentals of the four new properties in the initial lease year is expected to be approximately $9,400,000.

         The Company owns 60% of AmeriCold Logistics through Company L.P., and Crescent Operating indirectly owns 40% of the Partnership. The Company accounts for this investment under the equity method of accounting as Crescent Operating has "substantive participating rights" as defined in accounting literature.

         To fund its share of the purchase price, the Company utilized $4,600,000 of cash, borrowed $18,600,000 under its revolving credit facility with Vornado and paid the balance of $6,000,000 in March 2000.

Charles E. Smith Commercial Realty L.P. ("CESCR").

         On December 31, 1998, the Company purchased approximately 1.7% of the outstanding partnership units of CESCR for an aggregate price of approximately $12,900,000, or $34 per unit from Vornado. No distributions were received by the Company on this investment in 1999. CESCR owns interests in and manages office properties in Crystal City, Arlington, Virginia, a suburb of Washington, D.C., and manages additional office and other commercial properties in the Washington, D.C. area. In connection with this purchase, the Company was granted an option to require Vornado to repurchase all of the CESCR units at the price at which the Company purchased the CESCR units from Vornado, plus a cumulative return on such amount at a rate of 10% per annum. In March 1999, the Company exercised its option and Vornado acquired the CESCR units from the Company for $13,200,000.

         PRO FORMA INFORMATION

         The unaudited pro forma condensed consolidated operating results for the Company for the twelve months ended December 31, 1999 are presented as if the acquisitions and dispositions described above and the financing attributable thereto had occurred on January 1, 1999.

         Condensed Consolidated Pro Forma Operating Results

                                                                                            Pro Forma
                                                                                       Twelve Months Ended
                                                                                        December 31, 1999
                                                                                       -------------------
Revenues.......................................................................            $    422,000
Expenses.......................................................................              (1,454,000)
                                                                                           ------------
                                                                                             (1,032,000)

Loss from investment in AmeriCold Logistics....................................              (7,464,000)
Loss from investment in Transportal Network....................................                (540,000)
Interest and debt expense......................................................              (1,467,000)
Gain on sale of investment in Charles E. Smith Commercial Realty LP Realty                      280,000
Minority interest..............................................................               1,012,000
                                                                                           ------------

Net loss.......................................................................            $ (9,211,000)
                                                                                           ============

Net loss per share - basic and diluted.........................................                $  (2.26)
                                                                                               ========

                            VORNADO OPERATING COMPANY

4.       INVESTMENTS IN PARTNERSHIPS

         The Company's investments in partnerships, summarized financial data for AmeriCold Logistics and loss recognized from such investments are as follows:

                                                                                                                    Total Partners'
                                                     Company's Investment           Total Assets      Total Debt         Capital
                                            -------------------------------------  --------------    ------------   ----------------
                                            December 31, 1999   December 31, 1998        1999            1999             1999
                                            -----------------   -----------------  --------------    ------------   ----------------
AmeriCold Logistics (60% interest)........  $    17,272,491     $             --   $   153,512,000   $         --   $     29,479,000
Transportal Network (1)...................               --                   --
Charles E. Smith Commercial Realty L.P....               --           12,920,000
                                            ---------------     ----------------
                                            $    17,272,491     $     12,920,000
                                            ===============     ================

                                          Loss from Investments
                                             in Partnerships
                                          ---------------------
                                           Twelve Months Ended
                                            December 31, 1999
                                          ---------------------
AmeriCold Logistics (60% interest)........  $     (5,546,400)
Transportal Network (1)...................          (540,000)
                                            ----------------
                                            $     (6,086,400)
                                            ================


         The following condensed operating data presents the income statements of the AmeriCold Logistics (100%):

                                                                 For the Period
                                                                 March 11, 1999
                                                             (Acquisition Date) to
                                                               December 31, 1999
                                                              --------------------
Revenues...............................................         $    557,708,000
Expenses...............................................              566,757,000
                                                                ----------------
Operating loss.........................................               (9,049,000)
Other income, net......................................                  339,000
Interest expense.......................................                 (534,000)
                                                                ----------------
Net loss...............................................         $     (9,244,000)
                                                                ================

(1) The Company expects to form a new business venture named Transportal Network ("Transportal") with Crescent Operating, on terms and conditions similar to its existing partnership arrangements with Crescent, to pursue a business-to-business Internet opportunity relating to the Temperature Controlled Logistics business. The Company expects Transportal to provide routing and load management services and facilitate related purchases over the Internet to independent truckers, shippers and receivers to enable them to increase efficiency. The Company's share of start-up costs for Transportal, which relate to market research, creating a business plan and related matters, was $540,000 for the year ended December 31, 1999. These costs are included in the Company's consolidated statement of operations as "loss from investment in Transportal Network" for the year ended December 31, 1999. Although Transportal has not commenced operations or finalized its business plan, the Company expects Transportal to incur significant future losses and to require significant equity investments. The Company expects to continue to fund its share, which may be in excess of $3,000,000, of Transportal's cash needs. Transportal is actively seeking additional equity investments from third parties, including venture capital firms. Early stage Internet companies, such as Transportal, with new and unproven business models frequently encounter significant risks and difficulties and there can be no assurance that Transportal will be successful or profitable.

                            VORNADO OPERATING COMPANY

5.   INCOME TAXES

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, specifically (i) the net operating loss carryforward as reflected on the Company's tax return and (ii) the write-off of organization costs in 1999 and 1998 for financial reporting purposes and the amortization of such costs over 60 months for tax reporting purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1999 and 1998 are as follows:

                                                                   December 31, 1999       December 31, 1998
                                                                   -----------------       -----------------
Deferred assets (liabilities):
   Organization costs........................................         $    415,200            $    372,600
   Accrued compensation......................................               19,100                  16,800
   Minority interest (taxed directly to Limited Partners)....              319,000                      --
   Net operating loss carryforward...........................            2,847,000                   3,300
   Loss on Transportal Network...............................              216,000                      --
   Depreciation..............................................             (186,700)                     --
                                                                      ------------            ------------
                                                                         3,629,600                 392,700
Valuation allowance..........................................           (3,629,600)               (392,700)
                                                                      ------------            ------------
Net deferred tax asset.......................................         $         --            $         --
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

         A reconciliation of income taxes to the expected income tax benefit is as follows:

                                                                                    For the Period
                                                                                   October 16, 1998
                                                                                   (Commencement of
                                                               Year Ended           Operations) to
                                                            December 31, 1999      December 31, 1998
                                                            -----------------      -----------------
Loss before income taxes and minority interest.....           $  8,055,800            $   981,700
Statutory federal income tax rate..................                     34%                    34%
                                                              ------------            ------------
                                                                 2,739,000                333,800
Expected state income tax benefit..................                483,300                 58,900
                                                              ------------            -----------
                                                                 3,222,300                392,700
Change in valuation allowance......................             (3,222,300)              (392,700)
                                                              ------------               --------
Income taxes.......................................           $         --            $        --
                                                              ============            ===========

6.   REVOLVING CREDIT FACILITY

         As part of its formation, the Company obtained a $75,000,000 unsecured revolving credit facility from Vornado which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3% (9.09% at December 31, 1999). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; for the year ended December 31, 1999 the Company paid $697,425 to Vornado. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). At December 31, 1999, $4,586,896 is outstanding. Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the

                            VORNADO OPERATING COMPANY

Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying dividends.

7.   EMPLOYEES' STOCK OPTION PLAN AND STOCK APPRECIATION RIGHTS

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

         If compensation cost for Plan awards had been determined based on fair value at the grant dates, net income and income per share would have been reduced to the pro forma amounts below:

                                                                                               For the Period
                                                                                              October 16, 1998
                                                                                              (Commencement of
                                                                           Year Ended          Operations) to
                                                                       December 31, 1999      December 31, 1998
                                                                       -----------------      -----------------
Net loss:
As reported.........................................................    $ (7,258,234)           $   (884,520)
Pro forma...........................................................    $ (7,806,539)           $ (1,002,772)
Net loss per share:
     Basic and diluted:
         As reported................................................    $      (1.78)           $       (.22)
         Pro forma..................................................    $      (1.92)           $       (.25)

         The fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions used for grants:

                                                                            For the Period
                                                                           October 16, 1998
                                                                           (Commencement of
                                                        Year Ended          Operations) to
                                                    December 31, 1999      December 31, 1998
                                                    -----------------      -----------------
Expected volatility.........................              67%                    71%
Expected life...............................              5 Years                5 Years
Risk-free interest rate.....................              6.4%                   4.6%
Expected dividend yield.....................               --                     --

                            VORNADO OPERATING COMPANY

         A summary of the Plan's status and changes are presented below:

                                                                                                          For the Period
                                                                                                         October 9, 1998
                                                                                                         (Grant Date) to
                                                                      December 31, 1999                 December 31, 1998
                                                                -------------------------------   -----------------------------
                                                                    Shares     Exercise Price       Shares       Exercise Price
                                                                -----------  ------------------   -----------   ---------------
Outstanding at January 1 ..................................         486,599        $   5.54              --       $      --

Granted ...................................................              --              --         486,809            5.54

Exercised .................................................              --              --              --              --

Cancelled..................................................          (7,280)           5.54            (210)           5.54
                                                                   --------                        --------
Outstanding at December 31 ................................         479,319        $   5.54         486,599        $   5.54
                                                                   ========                        ========

Options exercisable at December 31 ........................         162,868                              --
                                                                   ========                        ========

Fair value of options granted during the

   year ended December 31 (per option) ....................        $     --                        $   3.43
                                                                   ========                        ========

         The following table summarizes information about options outstanding under the Plan at December 31, 1999:

                   Options Outstanding                                              Options Exercisable
-----------------------------------------------------------             --------------------------------------------
                          Number
                      Outstanding at         Remaining                          Number
     Exercise          December 31,        Contractual                      Exercisable at
       Price               1999                Life                       December 31, 1999       Exercise Price
       -----               ----                ----                       -----------------       --------------
      $5.54               479,319            8.8 Years                         162,868                 $5.54

         Shares available for future grant at December 31, 1999 were 520,681.

         Stock appreciation rights ("SARs") were granted to an officer of the Company prior to the Distribution. SARs are granted at 100% of the market price of the Common Stock at the date of grant. SARs vest ratably, becoming fully vested 36 months after grant. SARs issued at the Distribution and outstanding at December 31, 1999 were 130,000, with an exercise price of $5.54. 43,300 SARs were exercisable at December 31, 1999. The Company accrued $5,850 to compensation expense in the current period related to this grant.

8.   VORNADO AGREEMENT

         The Company and Vornado have entered into an agreement ("Vornado Agreement") pursuant to which, among other things, (a) Vornado will under certain circumstances offer the Company an opportunity to become the lessee of certain real property owned now or in the future by Vornado (under mutually satisfactory lease terms) and (b) the Company will not make any real estate investment or other REIT-Qualified Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity.

                            VORNADO OPERATING COMPANY

         Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's office in Saddle Brook, New Jersey, space for the Company's principal corporate office. For these services, the Company will compensate Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and will reimburse Vornado for certain costs incurred and paid to third parties on behalf of the Company. For the year ended December 31, 1999 and the period October 16, 1998 (commencement of operations) to December 31, 1998, the Company incurred approximately $330,000 and $50,000, respectively, for such services.

         Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

9.   MINORITY INTEREST

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

         No distributions were made to Interstate for the year ended December 31, 1999 and the period October 16, 1998 (commencement of operations) to December 31, 1998.

                            VORNADO OPERATING COMPANY

10.  LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                                                                           For the Period
                                                                                                          October 16, 1998
                                                                                                          (Commencement of
                                                                                     Year Ended            Operations) to
                                                                                  December 31, 1999       December 31, 1998
                                                                                  -----------------       -----------------
Numerator:
     Net loss ...........................................................          $   (7,258,234)          $     (884,520)
                                                                                   ==============           ==============

Denominator:
     Denominator for basic loss per share-weighted average shares .......               4,068,310                4,068,310

     Effect of dilutive securities:
         Employee stock options .........................................                      --                       --
                                                                                   --------------           --------------
     Denominator for diluted loss per share-adjusted weighted ...........               4,068,310                4,068,310
                                                                                   ==============           ==============

Net loss per share-basic and diluted ....................................          $        (1.78)          $         (.22)
                                                                                   ==============           ==============

11.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED):

                                                                                                  NET LOSS
                                                                                                  PER SHARE
                                                          REVENUE           NET LOSS         (BASIC AND DILUTED
                                                          -------           --------         ------------------
(amounts in thousands, except share amounts)
1999
    March 31.......................................     $   178,804       $  (147,397)            $  (.04)
    June 30........................................         145,748        (2,065,188)               (.51)
    September 30...................................          48,316        (2,579,313)               (.63)
    December 31....................................          48,822        (2,466,336)               (.60)

1998
    March 31.......................................     $        --       $        --             $   --
    June 30........................................              --                --                 --
    September 30...................................              --                --                 --
    October 16 (Commencement of Operations) to
       December 31.................................         261,948          (884,520)               (.22)

                                    PART III.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to directors of the Company will be contained in a definitive Proxy Statement involving the election of directors which the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 1999, and such information is incorporated herein by reference. For information on the executive officers of the Company, see "Item 4. Submission of Matters to a Vote of Security Holders - Executive Officers of the Registrant" in
Part I of this Annual Report on Form 10-K.

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

                  2.     Financial Statement Schedules.

                  The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

                                                                                Pages in this
                                                                                Annual Report
                                                                                on Form 10-K
                                                                                ------------
Vornado Crescent Logistics Operating Partnership and Subsidiary:

     Independent Auditors' Report                                                     34

     Consolidated Balance Sheet at December 31, 1999                                  35

     Consolidated Statement of Operations for the Period from
       March 11, 1999 (Date of Inception) to December 31, 1999                        36

     Consolidated Statement of Partners' Capital for the Year
       Ended December 31, 1999                                                        37

     Consolidated Statement of Cash Flows for the Period from
       March 11, 1999 (Date of Inception) to December 31, 1999                        38

     Notes to Financial Statements                                                    39

         Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

                  3.     Exhibits

                         See Exhibit Index on page 45.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VORNADO OPERATING COMPANY



                                      By:    /s/ Irwin Goldberg
                                          -------------------------------------
                                             Irwin Goldberg, Vice President-
                                                 Chief Financial Officer


                                      Date:  March 8, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                         TITLE                          DATE
               ---------                                         -----                          ----
By:   /s/ Steven Roth                                     Chairman of the Board of          March 8, 2000
    ----------------------------------------                Directors (Principal
          (Steven Roth)                                     Executive Officer)


By:   /s/ Michael D. Fascitelli                           President and Director            March 8, 2000
    ----------------------------------------
          (Michael D. Fascitelli )


By:   /s/ Irwin Goldberg                                  Vice President--                  March 8, 2000
    ----------------------------------------                Chief Financial Officer
          (Irwin Goldberg)                                  (Principal Financial and
                                                            Accounting Officer)

By:   /s/ Douglas H. Dittrick                             Director                          March 8, 2000
    ----------------------------------------
          (Douglas H. Dittrick)


By:   /s/ Martin N. Rosen                                 Director                          March 8, 2000
    ----------------------------------------
          (Martin N. Rosen)

By:   /s/ Richard R. West                                 Director                          March 8, 2000
    ----------------------------------------
          (Richard R. West)

By:   /s/ Russell B. Wight, Jr.                           Director                          March 8, 2000
    ----------------------------------------
          (Russell B. Wight, Jr.)

INDEPENDENT AUDITORS' REPORT

To the Partners
Vornado Crescent Logistics Operating Partnership and Subsidiary:

We have audited the accompanying consolidated balance sheet of Vornado Crescent Logistics Operating Partnership and Subsidiary (the "Partnership") as of December 31, 1999, and the related consolidated statements of operations, partners' capital, and cash flows for the period from March 11, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Vornado Crescent Logistics Operating Partnership and Subsidiary at December 31, 1999, and its consolidated results of operations and cash flows for the period from March 11, 1999 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 2, 2000
(March 8, 2000 as to Note 6)

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $    7,988
  Restricted cash                                                                           16,887
  Trade accounts receivable, net of allowance for doubtful
     accounts of $2,036                                                                     77,010
  Other current assets                                                                       7,891
  Working capital to be collected on behalf of Real Estate Companies                       (12,951)
                                                                                        ----------
                                                                                            96,825

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                                      18,442
  Buildings and improvements                                                                 1,517
  Machinery and equipment                                                                   33,127
                                                                                        ----------

                                                                                            53,086
  Less accumulated depreciation                                                             (4,230)
                                                                                        ----------
      Property, plant, and equipment, net                                                   48,856
OTHER ASSETS                                                                                 7,831
                                                                                        ----------
                                                                                        $  153,512
                                                                                        ==========

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable                                                                      $   28,350
  Accrued expenses                                                                          44,570
  Unearned revenue                                                                           9,630
  Due to Real Estate Companies                                                              29,232
                                                                                        ----------
      Total current liabilities                                                            111,782
DEFERRRED RENT OBLIGATIONS TO REAL ESTATE COMPANIES                                          5,400
OTHER LIABILITIES                                                                            6,851
                                                                                        ----------
        Total liabilities                                                                  124,033
COMMITMENTS
PARTNERS' CAPITAL                                                                           29,479
                                                                                        ----------
                                                                                        $  153,512
                                                                                        ==========


See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM MARCH 11, 1999
(DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


REVENUES                                                               $  557,708

OPERATING EXPENSES:
  Cost of operations                                                      399,615
  Rent expense on leases with Real Estate Companies                       135,811
  General and administrative                                               26,542
  Depreciation and amortization                                             4,789
                                                                       ----------

      Total operating expenses                                            566,757
                                                                       ----------

OPERATING LOSS                                                             (9,049)

OTHER INCOME (EXPENSE):
  Interest expense                                                           (534)
  Other income                                                                339
                                                                       ----------

NET LOSS                                                               $   (9,244)
                                                                       ==========

See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP
AND SUBSIDIARY

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
FOR THE PERIOD FROM MARCH 11, 1999
(DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                PARTNERS'         ACCUMULATED
                                                                 CAPITAL            DEFICIT                TOTAL


Capital contribution                                            $   38,723          $        -           $   38,723

  Net loss                                                               -              (9,244)              (9,244)
                                                                ----------          ----------           ----------

BALANCE - December 31, 1999                                     $   38,723          $   (9,244)          $   29,479
                                                                ==========          ==========           ==========


See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 11, 1999
(DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net loss                                                                      $   (9,244)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Provision for bad debts                                                          1,685
    Depreciation and amortization                                                    4,789
    Deferral of rent expense                                                         5,400
    Gain on settlement and curtailment of benefit plan                              (1,363)
  Changes in assets and liabilities, net of acquisitions:
      Trade accounts receivable                                                        239
      Other assets                                                                  (6,420)
      Accounts payable and accrued expenses                                         (1,493)
      Due to Real Estate Companies                                                  29,232
      Other liabilities                                                              3,078
                                                                                ----------

        Net cash provided by operating activities                                   25,903

INVESTING ACTIVITIES:
  Purchase of non-real estate assets                                               (38,723)
  Additions to property, plant, and equipment                                       (9,666)
                                                                                ----------

        Net cash used in investing activities                                      (48,389)

FINANCING ACTIVITIES:
  Repayment of due to Real Estate Companies                                         (8,249)
  Capital contributions                                                             38,723
                                                                                ----------

        Net cash provided by financing activities                                   30,474
                                                                                ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              7,988

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                    -
                                                                                ----------

  End of period                                                                 $    7,988
                                                                                ==========

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                                 $      331
                                                                                ==========

SUPPLEMENTAL INFORMATION ABOUT NONCASH
  ACTIVITIES:
  Liabilities assumed in connection with acquisition of
    non-real estate assets                                                      $   13,198
                                                                                ==========
  Initial working capital to be collected on behalf of
    Real Estate Companies                                                       $   21,200
                                                                                ==========

See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 AND FOR THE PERIOD FROM
MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


1.     ORGANIZATION AND BUSINESS

       Vornado Crescent Logistics Operating Partnership (the "Partnership") was formed on March 11, 1999. The Partnership holds its assets and conducts its business through its wholly owned subsidiary AmeriCold Logistics, LLC (collectively "AmeriCold Logistics"). AmeriCold Logistics, headquartered in Atlanta, Georgia, has 6,900 employees and operates 104 temperature controlled warehouse facilities nationwide with an aggregate of approximately 519 million cubic feet of refrigerated, frozen, and dry storage space. Of the 104 warehouses, AmeriCold Logistics leases 89 temperature controlled warehouses with an aggregate of approximately 428 million cubic feet and manages 15 additional warehouses containing approximately 91 million cubic feet of space. AmeriCold Logistics provides the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility primarily services the surrounding regional market. AmeriCold Logistics offers transportation management services including freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessment. AmeriCold Logistics temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers. Additionally, AmeriCold Logistics mines limestone at two of its locations.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation - The consolidated financial statements of the Partnership include the accounts of the Partnership and its subsidiary. The Partnership is owned 60% by Vornado Operating L.P. and 40% by COPI Cold Storage L.L.C. The partnership agreement provides that net income and losses are allocated to each partner's account in relation to their ownership interests. Subject to certain provisions, the Partnership continues for a term through October 2027. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

       Restricted Cash - Cash restricted for uses related to payment of rent ($7,229 at December 31, 1999) and settlement of certain self-insured liabilities ($9,658 at December 31, 1999) is classified as restricted cash.

       Property, Plant, and Equipment - Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization begin the month in which the asset is placed into service.

       Properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect an impairment in the value of the asset.

       Revenue Recognition - Revenues include storage, transportation and handling fees, and management fees for locations managed on behalf of third parties. Storage revenues are generally invoiced daily and are recognized as billed. Transportation fees and expenses are recognized upon tender of product to common carriers, which is not materially different than if such revenues and expenses were recognized upon delivery. Management fees are recognized at the conclusion of each period in which the Company is contractually entitled to such fees. Costs related to managed facilities are included in operating expenses. AmeriCold Logistics charges customers for both inbound and outbound handling in advance but defers the outbound handling revenue until the product has been shipped. Revenues from the sale of limestone are recognized upon delivery to customers.

       Income Taxes - AmeriCold Logistics has elected to be treated as a partnership for income tax purposes. Taxable income or loss of AmeriCold Logistics is reported in the income tax returns of the partners. Accordingly, no provision for income taxes is made in the financial statements of AmeriCold Logistics.

       Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because the Company does not currently utilize derivatives or engage in significant hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

3.     ACQUISITION

       In March 1999, AmeriCold Logistics purchased all of the non-real estate assets of a group of companies owned by Vornado Realty Trust and subsidiaries of Crescent Real Estate Equities Company and Crescent Operating, Inc. (the "Real Estate Companies").

       The purchase price of the non-real estate assets was $48.7 million including the assumption of approximately $10 million of liabilities assumed in connection with the closure of one of the warehouse facilities. In addition, the Company acquired capitalized leased assets and assumed $3.2 million of capitalized lease obligations as a result of the purchase.

       The purchase method of accounting was applied to this acquisition. Approximate fair values assigned to assets and liabilities acquired were as follows:

       Property, plant, and equipment                    $   43,421
       Other assets                                           8,500
                                                         ----------
                                                             51,921

       Other liabilities                                    (13,198)
                                                         ----------

                                                         $   38,723
                                                         ==========


       Results of operations are presented from the date of acquisition.

4.     ACCRUED EXPENSES

       Detail of accrued expense as of December 31, 1999 is as follows:

       (amounts in thousands)

       Accrued payroll and related expense                        $   8,855
       Accrued employee retirement and other benefits                 8,521
       Accrued workers' compensation                                  7,961
       Other accrued expenses                                        19,233
                                                                  ---------

                                                                  $  44,570
                                                                  =========




5.     TRANSACTIONS WITH REAL ESTATE COMPANIES AND OWNERS

       Amounts due to Real Estate Companies at December 31, 1999 consist of current rent payable of $19,232,000 and current portion of deferred rent of $10,000,000 (of which $6,000,000 was paid in March 2000). Working capital to be collected on behalf of Real Estate Companies of $12,951,000 has been classified as a reduction of these assets.

       During 1999, AmeriCold Logistics received a management fee of $201,000 from the Real Estate Companies for administrative services performed.

       Included in other assets is a $952,000 receivable from the Partnership's owners for expenditures on their behalf for a new business venture.

6.     LEASE COMMITMENTS

       AmeriCold Logistics entered into leases with the Real Estate Companies covering the warehouses used in this business. The leases, which commenced in March 1999, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. Fixed base rent is approximately $130 million per annum through 2003, $132 million per annum from 2004 through 2008, and $133 million per annum from 2009 through 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $321 million, and the weighted average percentage rate is approximately 36% for the initial five-year period, approximately 39% for the period from 2004 through 2008, and approximately 41% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32 million, and the percentage rate is 24% for the initial two-year period, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011, and 41% from 2012 through February 28, 2014.

       AmeriCold Logistics has negotiated amendments to add four new properties, or expansions to existing properties, which were developed by the lessor during 1999. The aggregate rentals of the four new properties in the initial lease year is expected to be approximately $9,400,000.

       The fixed base rent for each of the two five-year renewal options is equal, generally, to the greater of the then fair market value rent and the fixed base rent for the immediately preceding lease year plus 5%.

       AmeriCold Logistics has the right to defer the payment of 15% of fixed base rent and all percentage rent for up to three years beginning in March 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. Pursuant to the agreement, AmeriCold Logistics exercised its deferral rights and deferred approximately $15.4 million in fixed and percentage rent. In March 2000, AmeriCold Logistics expects to pay $10.0 million of its deferred rent obligation (of which $6,000,000 was paid in March 2000). Accordingly, at December 31, 1999, AmeriCold Logistics has $10.0 million classified as current deferred rent payable and $5.4 million classified as deferred rent obligation.

       AmeriCold Logistics is also required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees, and insurance premiums, as well as property capital expenditures in excess of $5,000,000 annually.

       AmeriCold Logistics also has operating lease agreements for equipment and other facilities. AmeriCold Logistics pays taxes, insurance, and maintenance costs on substantially all of the leased property. Lease terms generally range from 5 to 20 years with renewal or purchase options.

       At December 31, 1999, future minimum fixed lease payments under these leases with the Real Estate Companies and future minimum lease payments under operating leases other than leases with the Real Estate Companies are as follows:

       (amounts in thousands)

       YEAR ENDED
       DECEMBER 31,

                               REAL ESTATE        OTHER
                               COMPANIES         LESSORS            TOTAL
       2000                   $  129,275       $    6,354       $  135,629
       2001                      129,277            5,870          135,147
       2002                      129,417            4,846          134,263
       2003                      129,403            3,958          133,361
       2004                      131,562            3,158          134,720
       Thereafter              1,220,488            3,684        1,224,172
                              ----------       ----------       ----------

                              $1,869,422       $   27,870       $1,897,292
                              ==========       ==========       ==========




       Rent expense under all lease obligations for the period was $113,899,000 for fixed rent and $26,780,000 for percentage rent.

7.     EMPLOYEE BENEFIT PLANS

       Defined Benefit Pension Plans - AmeriCold Logistics has defined benefit pension plans that cover substantially all employees, other than union employees covered by union pension plans under collective bargaining agreements. Benefits under AmeriCold Logistics' plans are based on years of credited service and compensation during the years preceding retirement, or on years of credited service and established monthly benefit levels.

       Postretirement Benefits Other Than Pensions - During 1999, AmeriCold Logistics settled and curtailed postretirement healthcare and life insurance benefits for a substantial portion of its employees. As a result, AmeriCold Logistics recorded a gain of approximately $1,363.

       Actuarial information regarding the defined benefit pension plans and postretirement benefits other than pensions as of December 31, 1999 is as follows:

                                                                          PENSION BENEFITS
                                                                    ------------------------------
                                                                                        NATIONAL        OTHER
                                                                      RETIREMENT        SERVICE      POSTRETIREMENT
(amounts in  thousands)                                               INCOME PLAN     RELATED PLAN      BENEFITS

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period                              $  33,052       $  11,653       $   7,150
Service cost                                                               1,297             254             147
Interest cost                                                              2,461             576             346
Actuarial (gain) loss                                                     (3,903)            404            (320)
Curtailments                                                                   -               -          (2,735)
Settlements                                                                    -               -          (1,940)
Plan transfers                                                             2,930          (2,930)              -
Plan amendments                                                                -               -            (664)
Benefits paid                                                             (2,127)           (606)            (64)
                                                                       ---------       ---------       ---------

Benefit obligation at end of year                                      $  33,710       $   9,351       $   1,920
                                                                       =========       =========       =========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period                       $  25,693       $  10,058       $       -
Actual return on plan assets                                               3,364           1,060               -
Employer contributions                                                         -             967              64
Plan transfers                                                             1,844          (1,844)              -
Benefits paid                                                             (2,127)           (606)            (64)
                                                                       ---------       ---------       ---------

Fair value of plan assets at end of year                               $  28,774       $   9,635       $       -
                                                                       =========       =========       =========

Funded status                                                          $  (4,936)            285       $  (1,920)
Unrecognized actuarial (gain) loss                                        (1,809)          1,409              (2)
Unrecognized prior service cost                                            1,338             157            (648)
                                                                       ---------       ---------       ---------
(Accrued) prepaid benefit cost                                         $  (5,407)      $   1,851       $  (2,570)
                                                                       =========       =========       =========


Amounts recognized in the combined balance sheet consist of:
  Accrued benefit liability                                            $  (5,407)      $       -       $  (2,570)
  Prepaid asset                                                                -           1,851               -
                                                                       ---------       ---------       ---------
Net amount recognized                                                  $  (5,407)      $   1,851       $  (2,570)
                                                                       =========       =========       =========

Weighted-average assumptions as of December 31, 1999:
Discount rate                                                               7.75%           7.75%           7.75%
Expected return                                                             9.50%           9.50%             N/A
Rate of compensation increase                                               4.00%             N/A             N/A

                                                                  PENSION BENEFITS
                                                          --------------------------------
                                                                                NATIONAL         OTHER
                                                            RETIREMENT          SERVICE      POSTRETIREMENT
(amounts in thousands)                                      INCOME PLAN       RELATED PLAN       BENEFITS
COMPONENTS OF NET PERIODIC BENEFIT COST:
  Service cost                                                $   1,297       $     254       $     147
  Interest cost                                                   2,461             576             346
  Expected return on plan assets                                 (2,531)           (820)              -
  Recognized net actuarial loss                                     338              18              67
  Amortization of prior service cost                                104               5             (56)
                                                              ---------       ---------       ---------

                                                              $   1,669       $      33       $     504
                                                              =========       =========       =========


       Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost-trend rates would have the following effects:


(amounts in thousands)                                    ONE-PERCENTAGE   ONE-PERCENTAGE
                                                          POINT INCREASE   POINT DECREASE
                                                          --------------   --------------
Effect on total of service and interest cost components      $ 24,839       $ (22,818)

       Profit Sharing - AmeriCold Logistics has defined contribution employee benefit plans which cover all eligible employees. The plans also allow contributions by plan participants in accordance with Section 401(k) of the Internal Revenue Code. Profit sharing expense for the period ended December 31, 1999 was approximately $4,060,000.

       Deferred Compensation - AmeriCold Logistics has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability, and also provide for survivor benefits in the event of death of the employee. AmeriCold Logistics charges expense for the accretion of the liability each year.

       The net expense for all deferred compensation and supplemental retirement plans for the period was approximately $164,000.

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

       2.3      Asset Purchase Agreement dated as of February 26, 1999, between                       *
                AmeriCold Logistics, LLC, as Purchaser, and AmeriCold
                Corporation, as Seller (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, dated March 12, 1999
                (File No. 001-14525), as filed with the Commission on March
                31, 1999)

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

-----------------------------------------
* Incorporated by reference.

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

       10.3     1998 Omnibus Stock Plan of Vornado Operating Company                                 *
                (incorporated by reference to Exhibit 10.3 of the Company's
                Annual Report on Form 10-K for the year ended December 31, 1998
                (File No. 001 -14525))

       10.4     Agreement of Limited Partnership of Vornado Operating L.P.                           *
                (incorporated by reference to Exhibit 10.4 of the Company's
                Annual Report on Form 10-K for the year ended December 31, 1998
                (File No. 001-14525))

       10.5     Agreement, dated March 11, 1999, between Vornado Operating L.P.                      *
                and COPI Temperature Controlled Logistics L.L.C. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on
                Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)

       10.6     Master Lease Agreement, dated as of April 22, 1998, between URS                      *
                Real Estate, L.P., as Landlord, and URS Logistics, Inc., as
                Tenant (incorporated by reference to Exhibit 10.2 of the
                Company's Current Report on Form 8-K/A, dated March 12, 1999
                (File No. 001-14525), as filed with the Commission on May 26,
                1999).

       10.7     First Amendment to Master Lease Agreement, dated as of March 10,                     *
                1999, between URS Real Estate, L.P. and URS Logistics, Inc.
                (incorporated by reference to Exhibit 10.3 of the Company's
                Current Report on Form 8-K/A, dated March 12, 1999 (File No.
                001-14525), as filed with the Commission on May 26, 1999).

       10.8     Assignment and Assumption of Master Lease, dated as of March 11,                     *
                1999, between URS Logistics, Inc. and AmeriCold Logistics II,
                LLC (incorporated by reference to Exhibit 10.4 of the Company's
                Current Report on Form 8-K/A, dated March 12, 1999 (File No.
                001-14525), as filed with the Commission on May 26, 1999).

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

-----------------------------------------
* Incorporated by reference.

EXHIBIT NO.                                                                                         PAGE
-----------                                                                                         ----
       10.10    First Amendment to Master Lease Agreement, dated as of March 10,                     *
                1999, between AmeriCold Real Estate, L.P. and AmeriCold
                Logistics, LLC (incorporated by reference to Exhibit 10.6 of the
                Company's Current Report on Form 8-K/A, dated March 12, 1999
                (File No. 001-14525), as filed with the Commission on May 26,
                1999).

       10.11    Assignment and Assumption of Master Lease, dated as of February                      *
                28, 1999, between AmeriCold Corporation and AmeriCold Logistics,
                LLC (incorporated by reference to Exhibit 10.7 of the Company's
                Current Report on Form 8-K/A, dated March 12, 1999 (File No.
                001-14525), as filed with the Commission on May 26, 1999).

       10.12    Master Lease Agreement, dated as of March 11, 1999, between URS                      *
                Logistics, Inc., as landlord, and AmeriCold Logistics II, LLC, as Tenant (incorporated by reference to Exhibit 10.8 of the
                Company's Current Report on Form 8-K/A, dated March 12, 1999
                (File No. 001-14525), as filed with the Commission on May 26,
                1999).

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

       10.14    Master Lease Agreement, dated as of March 11, 1999, between each                     *
                of the entities listed on Exhibit A thereto, collectively as
                Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.10 of the Company's Current Report on
                Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999).

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

          21    Subsidiaries of Vornado Operating Company

          27    Financial Data Schedule


-----------------------------------------
* Incorporated by reference.