Form 10-Q
period 2000-03-31
VORNADO OPERATING CO
filed 2000-05-09
CIK 1050080

                                                        EXHIBIT INDEX ON PAGE 14


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     MARCH 31, 2000
                                  ------------------

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -----------        --------------

Commission File Number:   001-14525
                          ---------


                            VORNADO OPERATING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                               22-3569068
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
             or organization)                    Identification Number)


    PARK 80 WEST, PLAZA II, SADDLE BROOK, NEW JERSEY              07663
----------------------------------------------------------  --------------------
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


As of May 1, 2000 there were 4,068,665 shares of the registrant's common stock, par value $.01 per share, outstanding.

                                      INDEX




PART I.                 FINANCIAL INFORMATION:
-------                 ----------------------

               Item 1.    Financial Statements:                                                        Page Number
               -------    ---------------------                                                        -----------

                          Consolidated Balance Sheets as of March 31, 2000 and
                          December 31, 1999.........................................................        3

                          Consolidated Statements of Operations for the Three Months
                          Ended March 31, 2000 and March 31, 1999...................................        4

                          Consolidated Statements of Cash Flows for the Three Months
                          Ended March 31, 2000 and March 31, 1999...................................        5

                          Notes to Consolidated Financial Statements................................        6

               Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................................        9

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk................       11



PART II.                  OTHER INFORMATION:
--------                  ------------------

               Item 1.    Legal Proceedings.........................................................       12

               Item 6.    Exhibits and Reports on Form 8-K..........................................       12

Signatures                ..........................................................................       13

Exhibit Index             .........................................................................        14

PART I.  FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS


                            VORNADO OPERATING COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                                                              MARCH 31,          DECEMBER 31,
                                                                                                 2000                1999
                                                                                           ---------------       -------------
ASSETS
------

Cash and cash equivalents................................................................. $     2,441,203       $   3,257,870
Investment in AmeriCold Logistics.........................................................      18,349,070          17,272,491
Investment in Transportal Network. .......................................................              --                  --
Prepaid expenses..........................................................................         531,306             302,345
                                                                                           ---------------       -------------
                                                                                           $    21,321,579       $  20,832,706
                                                                                           ===============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Note payable to Vornado Realty Trust...................................................... $    10,586,896       $   4,586,896
Due to Vornado Realty Trust...............................................................          81,004              90,000
Accrued expenses..........................................................................         848,321             216,956
                                                                                           ---------------       -------------
     Total liabilities....................................................................      11,516,221           4,893,852
                                                                                           ---------------       -------------
 Minority interest........................................................................         974,401           1,581,765
                                                                                            --------------       -------------

Commitments and contingencies

Stockholders' equity:
     Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and
     outstanding, 4,068,580 and 4,068,310 shares..........................................          40,686              40,683
Additional paid-in capital................................................................      22,460,652          22,459,160
Deficit...................................................................................     (13,670,381)         (8,142,754)
                                                                                           ----------------      --------------
     Total stockholders' equity...........................................................       8,830,957          14,357,089
                                                                                           ---------------       -------------
                                                                                           $    21,321,579       $  20,832,706
                                                                                           ===============       =============


                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                     --------------------------------------------
                                                                          2000                          1999
                                                                     --------------                --------------
         Revenues:
              Interest income.................................       $       41,778                $      178,804
                                                                     --------------                --------------

         Expenses:
              General and administrative......................              937,349                       189,733
              Organization costs..............................                   --                        94,559
                                                                     --------------                --------------
         Total expenses.......................................              937,349                       284,292
                                                                     --------------                --------------
                                                                           (895,571)                     (105,488)

         Loss from investment in AmeriCold Logistics..........           (3,738,000)                      (74,600)
         Loss from investment in Transportal Network..........           (1,185,421)                           --
         Interest and debt expense to Vornado Realty Trust....             (316,000)                     (263,505)
         Gain on sale of investment in Charles E. Smith
           Commercial Realty L.P..............................                   --                       280,000
                                                                     --------------                --------------
         Loss before income tax benefit and
              minority interest...............................           (6,134,992)                     (163,593)

         Income tax benefit...................................                   --                            --
                                                                     --------------                --------------

         Loss before minority interest........................           (6,134,992)                     (163,593)

         Minority interest....................................              607,364                        16,196
                                                                     --------------                --------------

         Net loss.............................................       $   (5,527,628)               $     (147,397)
                                                                     ===============               ==============

         Net loss per share -- basic and diluted..............       $       (1.36)                $        (.04)
                                                                     ==============                =============



                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------------------------------
                                                                          2000                          1999
                                                                   -----------------------    --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss................................................      $     (5,527,628)             $       (147,397)
     Adjustments to reconcile net loss to net cash used in
         operations:
         Minority interest...................................              (607,364)                      (16,196)
         Loss from investment in AmeriCold Logistics.........             3,738,000                        74,600
         Loss from investment in Transportal Network.........             1,185,421                            --
         Non-cash compensation expense (income)..............               652,734                       (25,159)
         Gain on sale of investment in Charles E. Smith
           Commercial Realty L.P. ...........................                    --                      (280,000)
     Changes in operating assets and liabilities:
         Prepaid expenses....................................              (228,961)                       43,192
         Accrued expenses....................................               (21,369)                       25,417
         Due to Vornado Realty Trust.........................                (8,996)                      (43,770)
                                                                   -----------------             ----------------
Net cash used in operating activities........................              (818,163)                     (369,313)
                                                                   -----------------             ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in AmeriCold Logistics.......................            (6,000,000)                  (23,233,621)
     Proceeds from sale of Charles E. Smith
       Commercial Realty L.P. ...............................                    --                    13,200,000
                                                                   ----------------              ----------------
Net cash used in investing activities........................            (6,000,000)                  (10,033,621)
                                                                   -----------------             ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings................................             6,000,000                    18,586,896
     Other...................................................                 1,496                            --
                                                                   ----------------              ----------------
Net cash provided by financing activities....................             6,001,496                    18,586,896
                                                                   ----------------              ----------------

Net (decrease) increase in cash and cash equivalents.........              (816,667)                    8,183,962
Cash and cash equivalents at beginning of period.............             3,257,870                    11,831,561
                                                                   ----------------              ----------------
Cash and cash equivalents at end of period .................        $      2,441,203              $    20,015,523
                                                                    ================              ===============

NON-CASH TRANSACTIONS:
     Non-cash compensation expenses (income) ...............        $        652,734              $       (25,159)
                                                                    ================              ===============


                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

       Vornado Operating Company (the "Company") holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of March 31, 2000 owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries including the Company L.P.

2.    BASIS OF PRESENTATION

       The consolidated balance sheet as of March 31, 2000, the consolidated statements of operations for the three months ended March 31, 2000 and March 31, 1999 and the consolidated statements of changes in cash flows for the three months ended March 31, 2000 and March 31, 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

       The accompanying consolidated financial statements include the accounts of Vornado Operating Company and Company L.P. All significant intercompany amounts have been eliminated.

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

3.    INVESTMENTS IN PARTNERSHIPS

       The Company's investments in partnerships and loss recognized from such investments are as follows:

                                                                           Investments in Partnerships
                                                                    ---------------------------------------
                                                                     March 31, 2000        December 31, 1999
                                                                    -----------------      ----------------
         AmeriCold Logistics (60% interest).........                $    18,349,070        $     17,272,491
         Transportal Network(1).....................                             --                      --
                                                                    ---------------        ----------------
                                                                    $    18,349,070        $     17,272,491
                                                                    ===============        ================

                                                                      Loss from Investments in Partnerships
                                                                    ---------------------------------------
                                                                      For The Three Months Ended March 31,
                                                                    ---------------------------------------
                                                                          2000                    1999
                                                                    -----------------      ----------------

         AmeriCold Logistics (60% interest).........                $     (3,738,000)      $        (74,600)
         Transportal Network(1).....................                      (1,185,421)                    --
                                                                    -----------------      ----------------
                                                                    $     (4,923,421)      $        (74,600)
                                                                    =================      ================

                            VORNADO OPERATING COMPANY

       The following condensed operating data relates to AmeriCold Logistics (100%):

                                                                                               For the Period
                                                                        Three Months           March 11, 1999
                                                                       Ended March 31,      (Acquisition Date) to
                                                                            2000               March 31, 1999
                                                                      ----------------       ----------------
                Revenue....................                           $    164,276,000       $     38,547,000
                                                                      ================       ================

                Operating Income...........                           $      4,483,000       $      1,613,000
                                                                      ================       ================

                Net loss...................                           $     (6,230,000)      $       (139,000)
                                                                      =================      ================


(1) The Company's share of start-up costs for Transportal Network ("Transportal"), which relate to market research, creating a business plan and related matters, was $1,185,421 for the three months ended March 31, 2000 and $1,725,421 from October 1999 (inception) to March 31, 2000. The costs for the three months ended March 31, 2000 are included in the Company's consolidated statement of operations as "loss from investment in Transportal Network". Transportal has not yet commenced operations or finalized its business plan. The Company expects Transportal to incur significant future losses and to require significant equity investments. The Company expects to continue to fund its share, which may be in excess of $2,000,000, of Transportal's cash needs. Transportal is actively seeking additional equity investments from third parties, including venture capital firms. Early stage Internet companies, such as Transportal, with new and unproven business models, frequently encounter significant risks and difficulties and there can be no assurance that Transportal will be successful or profitable.

4.     REVOLVING CREDIT FACILITY

       On March 7, 2000, pursuant to the revolving credit facility with Vornado, the Company borrowed an additional $6,000,000 to fund its contribution to AmeriCold Logistics to complete the Company's share of the March 1999 purchase by AmeriCold Logistics of its non - real estate assets from the Vornado/Crescent Partnerships.

5.     VORNADO AGREEMENT

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

       Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's office in Saddle Brook, New Jersey, space for the Company's principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and will reimburse Vornado for certain costs incurred and paid to third parties on behalf of the Company. The Company incurred approximately $82,500 and $40,000 for the three months ended March 31, 2000 and March 31, 1999, respectively, for such services.

       Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

6.     LOSS PER SHARE

       The following table sets forth the computation of basic and diluted loss per share:

                                                                              Three Months Ended March 31,
                                                                          ------------------------------------
                                                                              2000                    1999
                                                                          ------------            ------------
Numerator:
     Net loss..................................                           $ (5,527,628)           $   (147,397)
                                                                          =============           ============

Denominator:
     Denominator for basic loss per share-weighted
     average shares............................                              4,068,393               4,068,310
     Effect of dilutive securities:
         Employee stock options................                                     --                      --
                                                                          ------------            ------------
     Denominator for diluted loss per share-adjusted
         weighted average shares...............                              4,068,393               4,068,310
                                                                          ============            ============

Net loss per share-basic and diluted...........                            $     (1.36)          $        (.04)
                                                                          ============            ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to: (a) the Company's limited operating history; (b) restrictions on the Company's business and future opportunities; (c) dependence upon Vornado Realty Trust; (d) the substantial influence of the Company's controlling stockholders and conflicts of interest; (e) risks associated with potential investments and ability to manage those investments; (f) competition; (g) the Company's obligations under the revolving credit facility; (h) AmeriCold Logistics' obligations under the lease agreements with Vornado Realty Trust; (i) the Company's limited financial resources; (j) dependence on key personnel; (k) potential antitakeover effects of the Company's charter documents and applicable law; (l) dependence on dividends and distributions of subsidiaries; (m) potential costs of compliance with environmental laws; (n) changes in the general economic climate; and (o) government regulations. See "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

       The Company had a net loss of $5,527,628 in the quarter ended March 31, 2000, compared to $147,397 in the quarter ended March 31, 1999, an increase of $5,380,231.

       Interest income was $41,778 in the quarter ended March 31, 2000, compared to $178,804 in the quarter ended March 31, 1999, a decrease of $137,026. This decrease results primarily from lower average invested balances.

       General and administrative expenses were $937,349 for the quarter ended March 31, 2000, compared to $189,733 for the quarter ended March 31, 1999, an increase of $747,616. This increase results primarily from an increase in non-cash compensation expense of $678,000 which relates to the outstanding stock appreciation rights.

       No organizational costs were incurred in the quarter ended March 31, 2000, whereas $94,559 were incurred in the quarter ended March 31, 1999.

       The Company's loss from investment in AmeriCold Logistics was $3,738,000 for the quarter ended March 31, 2000 compared to $74,600 for the period from March 11, 1999 (acquisition date) to March 31, 1999. On a pro forma basis, assuming that the acquisition of AmeriCold Logistics had occurred on January 1, 1999, the Company's loss from investment in AmeriCold Logistics would have been $1,430,000 for the quarter ended March 31, 1999. The difference between the loss from the investment in AmeriCold logistics for the quarter ended March 31, 2000 of $3,738,000 and the pro forma loss for the quarter ended March 31, 1999 of $1,430,000 is discussed below:

       AMERICOLD LOGISTICS RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000

              The following are discussions of the results of operations of AmeriCold Logistics, the Company's Temperature Controlled Logistics business - see the Company's Annual Report on Form 10-K for a discussion of this business. The data below relates to 100% of this business of which the Company owns 60%. For the purpose of the discussions below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers, (ii) Transportation Management Services and (iii) Quarry Operations. The 1999 data is pro forma because the acquisition of AmeriCold Logistics occurred on March 11, 1999.

                     In the first quarter of 2000, revenue increased $3,630,000 or 2.3%, over pro forma revenue for the first quarter of 1999, to $164,276,000. Revenue from Leased Operations increased $8,138,000 or 7.6% over pro forma revenue to $114,771,000 million while revenue from Other Operations decreased $4,508,000 or 8.3% to $49,505,000. The revenue increase in Leased Operations results from (i) increased revenue at comparable warehouses (operations at warehouses that were leased for the same period in each year) of $3,907,000 or 3.7% and (ii) increased revenue from new warehouses of $4,231,000. The decrease in revenue from Other Operations is primarily the result of a decline in Transportation Management Services revenue due to the expiration of a contract with a customer.

                     Margin percentage for Leased Operations at comparable
              warehouses declined by .72% resulting in a decline in operating income of approximately $762,000. As a result of the increased volume offset by the margin percentage decline, margin dollars increased by $797,000. In addition, newly built warehouses contributed $915,000 of margin dollars which results in a total increase of $1,712,000.

                     Operating income from Other Operations was $2,342,000 for
              the quarter ended March 31, 2000, compared to $3,576,000 for the pro forma quarter ended March 31, 1999, a decrease of $1,234,000. This decrease resulted primarily from the decline in the transportation revenue and a decline in Quarry Operations.

                     Rent expense was $42,854,000 for the quarter ended March
              31, 2000, compared to $40,340,000 for the pro forma quarter ended March 31, 1999, an increase of $2,514,000. $942,000 of this increase resulted from increased revenue at comparable warehouses and $1,572,000 resulted from rent at new warehouses.

                     General and administrative expenses were $8,844,000 for the quarter ended March 31, 2000, compared to $7,802,000 for the pro forma quarter ended March 31, 1999, an increase of $1,042,000. This increase resulted from increased staffing for long-term growth strategies.

                     Depreciation and amortization expense was $1,981,000 for
              the quarter ended March 31, 2000, compared to $1,613,000 for the pro forma quarter ended March 31, 1999, an increase of $368,000. This increase resulted primarily from changes in purchase price allocation.

                     Other income, net of interest expense, was $112,000 for the quarter ended March 31, 2000, compared to $512,000 for the pro forma quarter ended March 31, 1999, a decrease of $400,000. Results for the prior year's quarter included the non-recurring income from a change in employee benefits plans.

                     As a result of the aforementioned factors, AmeriCold
              Logistics' net loss for the quarter ended March 31, 2000 increased approximately $3,846,000 to $6,230,000 when compared to the pro forma quarter ended March 31, 1999. AmeriCold Logistics believes that the loss for the quarter ended March 31, 2000, is not necessarily indicative of the operating results expected for the full year, due to the seasonality of the business. Historically, revenue from Transportation Management Services and Quarry Operations are substantially lower in the first quarter than the average of the quarters for the remainder of the year.

       Loss from investment in Transportal Network was $1,975,702, which consisted of initial start-up and organization costs for the three months ended March 31, 2000. The Company's share of this loss is $1,185,421 million.

       Interest and debt expense for the quarter ended March 31, 2000 was $316,000 compared to $263,505 in the prior year's quarter, an increase of $52,495. This increase results primarily from higher average outstanding balances under the revolving credit facility from Vornado Realty Trust.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has a $75,000,000 unsecured revolving credit facility with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (9.04% at March 31, 2000). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; for the quarter ended March 31, 2000 the Company paid $173,822 to Vornado. Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying dividends. The Company has no external sources of financing except this facility.

       On March 7, 2000, pursuant to the revolving credit facility with Vornado, the Company borrowed an additional $6,000,000 to fund its contribution to AmeriCold Logistics to complete the Company's share of the March 1999 purchase by AmeriCold Logistics of its non - real estate assets from the Vornado/Crescent Partnerships.

       The Company's share of start-up costs for Transportal Network ("Transportal"), which relate to market research, creating a business plan and related matters, was $1,185,421 for the three months ended March 31, 2000 and $1,725,421 from October 1999 (inception) to March 31, 2000. Transportal has not yet commenced operations or finalized its business plan. The Company expects Transportal to incur significant future losses and to require significant equity investments. The Company expects to continue to fund its share, which may be in excess of $2,000,000, of Transportal's cash needs. Transportal is actively seeking additional equity investments from third parties, including venture capital firms. Early stage Internet companies, such as Transportal, with new and unproven business models, frequently encounter significant risks and difficulties and there can be no assurance that Transportal will be successful or profitable.

       In the aggregate, the Company's investments do not generate sufficient cash flow to pay all of its expenses. The Company estimates that it has adequate borrowing capacity under its credit facility to meet its cash requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       At March 31, 2000, the Company had $10,586,896 of variable rate debt bearing interest at an interest rate of 9.04% (LIBOR plus 3.00%). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt would result in a $95,388 increase in the Company's annual net loss ($0.02 per basic and diluted share).

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


(b)    Reports on Form 8-K: None.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      VORNADO OPERATING COMPANY
                                  ------------------------------------------
                                                    (Registrant)




Date: May 4, 2000           By:   /s/          IRWIN GOLDBERG
                                  ------------------------------------------
                                               IRWIN GOLDBERG
                                    Vice President, Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                                                                                               PAGE
-----------                                                                                               ----
                         The following is a list of all exhibits filed as part of this report

             2.1         Assignment Agreement, dated as of December 31, 1998, between Vornado Realty         *
                         Trust, as assignor, and Vornado Operating Company, assignee (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K,
                         dated December 31, 1998 (File No. 001-14525), as filed with the Commission on January 15, 1999)

             2.2         Put Agreement, dated as of December 31, 1998, between Vornado Realty Trust,         *
                         as grantor, and Vornado Operating Company, as grantee (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K, dated
                         December 31, 1998 (File No. 001 -14525), as filed with the Commission on
                         January 15, 1999)

             2.3         Asset Purchase Agreement dated as of February 26, 1999, between AmeriCold           *
                         Logistics, LLC, as Purchaser, and AmeriCold Corporation, as Seller
                         (incorporated by reference to Exhibit 2.1 of the, Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the
                         Commission on March 31, 1999)

             2.4         Asset Purchase Agreement, dated as of March 9, 1999, between Vornado                *
                         Crescent Logistics Operating Partnership, as Purchaser, and URS Logistics,
                         Inc., as Seller (incorporated by reference to Exhibit 2.2 of the Company's
                         Current Report on form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)

             2.5         Asset Purchase Agreement, dated as of March 9, 1999, between AmeriCold              *
                         Logistics, LLC, as Purchaser, and VC Omaha Holdings, L.L.C., as Seller
                         (incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the
                         Commission on March 31, 1999)

             2.6         Asset Purchase Agreement, dated as of March 9, 1999, between AmeriCold              *
                         Logistics II, LLC, as Purchaser, and VC Missouri Holdings, L.L.C., as
                         Seller (incorporated by reference to Exhibit 2.4 of the Company's Current
                         Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)

             3.1         Restated Certificate of Incorporation of Vornado Operating Company                  *
                         (incorporated by reference to Exhibit 3.1 of the Company's Registration
                         Statement on Form S-11 (File No. 333-40701), as filed with the Commission on September 28, 1998)

             3.2         Amended and Restated Bylaws of Vornado Operating Company

----------------------------
* Incorporated by reference.


        EXHIBIT NO.                                                                                       PAGE
        -----------                                                                                       ----
             4.1         Specimen stock certificate (incorporated by reference to Exhibit 4.1 of the         *
                         Company's Registration Statement on Form S-11 (File No. 333-40701), as
                         filed with the Commission on January 23, 1998)

             10.1        Intercompany Agreement, dated as of October 16, 1998, between Vornado               *
                         Operating Company and Vornado Realty Trust (incorporated by reference to
                         Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended
                         December 31, 1998 (File No. 001-14525))

             10.2        Credit Agreement dated as of January 1, 1999, between Vornado Operating             *
                         Company and Vornado Realty L.P., together with related form of Line of
                         Credit Note (incorporated by reference to Exhibit 10.2 of the Company's
                         Annual Report on Form 10-K for the year ended December 31, 1998 (File No.
                         001-14525))

             10.3        1998 Omnibus Stock Plan of Vornado Operating Company (incorporated by               *
                         reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for
                         the year ended December 31, 1998 (File No. 001 -14525))

             10.4        Agreement of Limited Partnership of Vornado Operating L.P. (incorporated by         *
                         reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for
                         the year ended December 31, 1998 (File No. 001-14525))

             10.5        Agreement, dated March 11, 1999, between Vornado Operating L.P. and COPI            *
                         Temperature Controlled Logistics L.L.C. (incorporated by reference to
                         Exhibit 10.1 of the Company's Current Report on Form 8-K, dated March 12,
                         1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)

             10.6        Master Lease Agreement, dated as of April 22, 1998, between URS Real                *
                         Estate, L.P., as Landlord, and URS Logistics, Inc., as Tenant (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K/A,
                         dated March 12, 1999 (File No. 001-14525), as filed with the Commission on
                         May 26, 1999).

             10.7        First Amendment to Master Lease Agreement, dated as of March 10, 1999,              *
                         between URS Real Estate, L.P. and URS Logistics, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K/A,
                         dated March 12, 1999 (File No. 001-14525), as filed with the Commission on
                         May 26, 1999).

             10.8        Assignment and Assumption of Master Lease, dated as of March 11, 1999,              *
                         between URS Logistics, Inc. and AmeriCold Logistics II, LLC (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K/A,
                         dated March 12, 1999 (File No. 001-14525), as filed with the Commission on
                         May 26, 1999).

             10.9        Master Lease Agreement, dated as of April 22, 1998, between AmeriCold Real          *
                         Estate, L.P., as Landlord and AmeriCold Corporation, as Tenant
                         (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the
                         Commission on May 26, 1999).

----------------------------
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

                10.11           Assignment and Assumption of Master Lease, dated as of February 28,          *
                                1999, between AmeriCold Corporation and AmeriCold Logistics, LLC
                                (incorporated by referenced to Exhibit 10.7 of the Company's Current
                                Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999).

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

                10.14           Master Lease Agreement, dated as of March 11, 1999, between each of          *
                                the entities listed on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K/A,
                                dated March 12, 1999 (File No. 001-14525), as filed with the
                                Commission on May 26, 1999).

              10.14(A)          Amendment to Master Lease Agreement, dated as of March 22, 2000, among each of the entities identified on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistic, LLC, as Tenant.

                10.15           Master Lease Agreement, dated as of March 11, 1999, between VC Omaha         *
                                Holdings, L.L.C. and Carmar Freezers Thomasville L.L.C., together as
                                Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form
                                8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the
                                Commission on May 26, 1999).

                 27             Financial Data Schedule

----------------------------
* Incorporated by reference.