Form 10-Q
period 2000-06-30
VORNADO OPERATING CO
filed 2000-08-07
CIK 1050080

                                                      EXHIBIT INDEX ON PAGE 15



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________ to __________________

Commission File Number: 001-14525


                            VORNADO OPERATING COMPANY
             (Exact name of registrant as specified in its charter)


               DELAWARE                                     22-3569068
(State or other jurisdiction of incorporation           (I.R.S. Employer
           or organization)                           Identification Number)


 210 ROUTE 4 EAST, PARAMUS, NEW JERSEY                         07652
(Address of principal executive offices)                    (Zip Code)


                                 (201) 587-1000
              (Registrant's telephone number, including area code)

                 PARK 80 WEST, PLAZA II, SADDLE BROOK, NJ 07663
              (Former name, former address and former fiscal year,
                         if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes [ ] No


As of August 1, 2000, there were 4,068,924 shares of the registrant's common stock, par value $.01 per share, outstanding.

                                      INDEX

PART I.                 FINANCIAL INFORMATION:

               Item 1.    Financial Statements:                                                          Page Number
                          Consolidated Balance Sheets as of June 30, 2000 and
                          December 31, 1999.........................................................        3

                          Consolidated Statements of Operations for the Three and Six Months
                          Ended June 30, 2000 and June 30, 1999.....................................        4

                          Consolidated Statements of Cash Flows for the Six Months
                          Ended June 30, 2000 and June 30, 1999.....................................        5

                          Notes to Consolidated Financial Statements................................        6

               Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................................        9

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk................       12



PART II.                  OTHER INFORMATION:

               Item 1.    Legal Proceedings.........................................................       13

               Item 4.    Submission of Matters to a Vote of Security Holders.......................       13

               Item 5.    Other Information.........................................................       13

               Item 6.    Exhibits and Reports on Form 8-K..........................................       13

Signatures                ..........................................................................       14

Exhibit Index             .........................................................................        15

PART I.  FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS


                            VORNADO OPERATING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,       DECEMBER 31,
                                                                      2000              1999
                                                                 ------------       ------------
ASSETS

Cash and cash equivalents .................................      $    374,488       $  3,257,870
Investment in AmeriCold Logistics .........................        16,172,491         17,812,491
Investment in Transportal Network .........................          (422,576)          (540,000)
Prepaid expenses ..........................................           458,617            302,345
                                                                 ------------       ------------
                                                                 $ 16,583,020       $ 20,832,706
                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable to Vornado Realty Trust ......................      $ 12,181,538       $  4,586,896
Due to Vornado Realty Trust ...............................            81,913             90,000
Accrued expenses ..........................................           382,715            216,956
                                                                 ------------       ------------
    Total liabilities .....................................        12,646,166          4,893,852
                                                                 ------------       ------------
 Minority interest ........................................           393,314          1,581,765
                                                                 ------------       ------------

Commitments and contingencies

Stockholders' equity:
   Common stock: par value $.01 per share; authorized,
   40,000,000 shares; issued and outstanding, 4,068,771 and
   4,068,310 shares .......................................            40,688             40,683
Additional paid-in capital ................................        22,461,709         22,459,160
Deficit ...................................................       (18,958,857)        (8,142,754)
                                                                 ------------       ------------
   Total stockholders' equity .............................         3,543,540         14,357,089
                                                                 ------------       ------------
                                                                 $ 16,583,020       $ 20,832,706
                                                                 ============       ============


                 See notes to consolidated financial statements.

                          VORNADO OPERATING COMPANY

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                              JUNE 30,
                                                    -------------------------------       -------------------------------
                                                         2000               1999               2000               1999
                                                    ------------       ------------       ------------       ------------
Revenues:
     Interest income .........................      $     36,865       $    145,748       $     78,643       $    324,552
                                                    ------------       ------------       ------------       ------------

Expenses:
     General and administrative ..............          (140,125)           284,163            797,224            473,896
     Organization costs ......................                --            265,084                 --            359,643
                                                    ------------       ------------       ------------       ------------
Total expenses ...............................          (140,125)           549,247            797,224            833,539
                                                    ------------       ------------       ------------       ------------
                                                         176,990           (403,499)          (718,581)          (508,987)

Loss from investment in AmeriCold Logistics ..        (3,902,000)        (1,517,800)        (7,640,000)        (1,592,400)
Loss from investment in Transportal Network ..        (1,697,155)                --         (2,882,576)                --
Interest and debt expense to Vornado Realty
     Trust ...................................          (447,396)          (370,807)          (763,396)          (634,312)
Gain on sale of investment in Charles E. Smith
     Commercial Realty L.P. ..................                --                 --                 --            280,000
                                                    ------------       ------------       ------------       ------------
Loss before income tax benefit and
     minority interest .......................        (5,869,561)        (2,292,106)       (12,004,553)        (2,455,699)

Income tax benefit ...........................                --                 --                 --                 --
                                                    ------------       ------------       ------------       ------------

Loss before minority interest ................        (5,869,561)        (2,292,106)       (12,004,553)        (2,455,699)

Minority interest ............................           581,087            226,918          1,188,451            243,114
                                                    ------------       ------------       ------------       ------------

Net loss .....................................      $ (5,288,474)      $ (2,065,188)      $(10,816,102)      $ (2,212,585)
                                                    ============       ============       ============       ============

Net loss per share -- basic and diluted ......      $      (1.30)      $       (.51)      $      (2.66)      $       (.54)
                                                    ============       ============       ============       ============


                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                                                -------------------------------
                                                                    2000               1999
                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ............................................      $(10,816,102)      $ (2,212,585)
     Adjustments to reconcile net loss to net cash used in
         operations:
         Minority interest ...............................        (1,188,451)          (243,114)
         Loss from investment in AmeriCold Logistics .....         7,640,000          1,592,400
         Loss from investment in Transportal Network .....         2,882,576                 --
         Non-cash compensation expense (income) ..........          (467,946)            97,298
         Gain on sale of investment in Charles E. Smith
           Commercial Realty L.P. ........................                --           (280,000)
     Changes in operating assets and liabilities:
         Prepaid expenses ................................          (156,272)            86,384
         Accrued expenses ................................           633,704            360,807
         Due to Vornado Realty Trust .....................            (8,087)          (906,759)
                                                                ------------       ------------
Net cash used in operating activities ....................        (1,480,578)        (1,505,569)
                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in AmeriCold Logistics ...................        (6,000,000)       (23,268,421)
     Investment in Transportal Network ...................        (3,000,000)                --
     Proceeds from sale of Charles E. Smith
       Commercial Realty L.P. ............................                --         13,200,000
                                                                ------------       ------------

Net cash used in investing activities ....................        (9,000,000)       (10,068,421)
                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings ............................         9,500,000         18,586,896
     Repayments on borrowings ............................        (1,905,358)       (14,000,000)
     Other ...............................................             2,554            (17,100)
                                                                ------------       ------------
Net cash provided by financing activities ................         7,597,196          4,569,796
                                                                ------------       ------------

Net (decrease) in cash and cash equivalents ..............        (2,883,382)        (7,004,194)
Cash and cash equivalents at beginning of period .........         3,257,870         11,831,561
                                                                ------------       ------------
Cash and cash equivalents at end of period ...............      $    374,488       $  4,827,367
                                                                ============       ============

NON-CASH TRANSACTIONS:
     Non-cash compensation expenses (income) .............      $   (467,946)      $     97,298
                                                                ============       ============


                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

    Vornado Operating Company (the "Company") holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of June 30, 2000 owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries including the Company L.P.

2.  BASIS OF PRESENTATION

    The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999 and the consolidated statements of changes in cash flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

    Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

3.  INVESTMENTS IN PARTNERSHIPS

    The Company's investments in partnerships and loss recognized from such investments are as follows:


                                             Investments in Partnerships
                                          ----------------------------------
                                          June 30, 2000    December 31, 1999
                                          -------------    -----------------
AmeriCold Logistics (60% interest) .      $ 16,172,491       $ 17,812,491
Transportal Network ................          (422,576)          (540,000)
                                          ------------       ------------
                                          $ 15,749,915       $ 17,272,491
                                          ============       ============


                                                             Loss from Investments in Partnerships
                                        ---------------------------------------------------------------------
                                               For The Three Months Ended            For The Six Months Ended
                                                    June 30,                             June 30,
                                        -------------------------------       -------------------------------
                                             2000               1999               2000               1999
                                        ------------       ------------       ------------       ------------
AmeriCold Logistics (60% interest)      $ (3,902,000)      $ (1,517,800)      $ (7,640,000)      $ (1,592,400)
Transportal Network ..............        (1,697,155)                --         (2,882,576)                --
                                        ------------       ------------       ------------       ------------
                                        $ (5,599,155)      $ (1,517,800)      $(10,522,576)      $ (1,592,400)
                                        ============       ============       ============       ============

                            VORNADO OPERATING COMPANY

    The following condensed operating data represents 100% of AmeriCold Logistics of which the Company's share is 60%:

                                                                                    For The Period
                          For The Three Months Ended                                March 11, 1999
                                  June 30,                  For The Six Months    (Acquisition Date)
                      ---------------------------------       Ended June 30,          to June 30,
                          2000                1999                2000                  1999
                      -------------       -------------       -------------         -------------
Revenue ........      $ 159,423,000       $ 164,527,000       $ 323,698,000         $ 203,074,000
                      =============       =============       =============         =============

Operating Income      $   4,774,000       $   6,702,000       $   9,257,000         $   8,315,000
                      =============       =============       =============         =============

Net loss .......      $  (6,503,000)      $  (2,515,000)      $ (12,733,000)        $  (2,654,000)
                      =============       =============       =============         =============

    At December 31, 1999, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Vornado/ Crescent Partnerships (the "Landlord'), to defer $5,400,000 of rent of which the Company's share was $3,240,000. During the quarter ended June 30, 2000, AmeriCold Logistics deferred an additional $6,700,000 of rent of which the Company's share is $4,020,000. AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing by the following: (i) discussions with the Landlord to restructure the leases to reduce the rent and/or transfer to the Landlord all or a portion of maintenance capital requirements; (ii) sales of non-core assets; and (iii) capital infusion by the current owners and/or new investors.

    The following discussion relates to the Company's 60% investment in Transportal Network:

    The Company's share of start-up costs for Transportal Network ("Transportal"), which relate to market research, creating a business plan and related matters, was $1,697,155 for the three months ended June 30, 2000 and $3,422,576 from October 1999 (inception) to June 30, 2000. The costs for the six months ended June 30, 2000 are included in the Company's consolidated statement of operations as "loss from investment in Transportal Network". Transportal has not yet commenced operations or finalized its business plan. The Company expects Transportal to incur significant future losses and to require significant equity investments. The Company expects to continue to fund its share, which may be in excess of $2,000,000, of Transportal's additional cash needs. Transportal is actively seeking additional equity investments from third parties, including venture capital firms. Early stage Internet companies, such as Transportal, with new and unproven business models, frequently encounter significant risks and difficulties and there can be no assurance that Transportal will be successful or profitable.

4.  REVOLVING CREDIT FACILITY

    On May 23, 2000, the Company borrowed $3,500,000 from Vornado and repaid $1,905,358 on June 9, 2000.

5.  VORNADO AGREEMENT

    The Company and Vornado Realty Trust ("Vornado") have entered into an agreement ("Vornado Agreement") pursuant to which, among other things, (a) Vornado will under certain circumstances offer the Company an opportunity to become the lessee of certain real property owned now or in the future by Vornado (under mutually satisfactory lease terms) and (b) the Company will not make any real estate investment or other REIT-qualified investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity.

    Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's office in Paramus, New Jersey, space for the Company's principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and will reimburse Vornado for certain costs incurred and paid to third parties on behalf of the Company. The Company incurred fees of approximately $82,500 and $40,000 for the three months ended June 30, 2000 and June 30, 1999 and approximately $165,000 and $80,000 for the six months ended June 30, 2000 and June 30, 1999.

    Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

6.  LOSS PER SHARE

    The following table sets forth the computation of basic and diluted loss per share:

                                                                      Three Months Ended                   Six Months Ended
                                                                           June 30,                            June 30,
                                                                -----------------------------       -----------------------------
                                                                    2000             1999               2000             1999
                                                                ------------     ------------       ------------     ------------
Numerator:
     Net loss ............................................      $ (5,288,474)    $ (2,065,188)      $(10,816,102)    $ (2,212,585)
                                                                ============     ============       ============     ============

Denominator:
     Denominator for basic loss per share-weighted average
         shares ..........................................         4,068,706        4,068,310          4,068,549        4,068,310
     Effect of dilutive securities:
         Employee stock options ..........................                --               --                 --               --
                                                                ------------     ------------       ------------     ------------
     Denominator for diluted loss per share-adjusted
         weighted average shares .........................         4,068,706        4,068,310          4,068,549        4,068,310
                                                                ============     =============      ============     ============

Net loss per share-basic and diluted .....................      $      (1.30)    $       (.51)      $      (2.66)    $       (.54)
                                                                =============    =============      =============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to: (a) the Company's limited operating history; (b) restrictions on the Company's business and future opportunities; (c) dependence upon Vornado Realty Trust; (d) the substantial influence of the Company's controlling stockholders and conflicts of interest; (e) risks associated with potential investments and the ability to manage those investments; (f) competition; (g) the Company's obligations under the revolving credit facility; (h) AmeriCold Logistics' obligations under the lease agreements with Vornado Realty Trust; (i) the Company's limited financial resources; (j) dependence on key personnel; (k) potential antitakeover effects of the Company's charter documents and applicable law; (l) dependence on dividends and distributions of subsidiaries; (m) potential costs of compliance with environmental laws; (n) changes in the general economic climate; and (o) government regulations. See "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

    The Company had a net loss of $5,288,474 for the three months ended June 30, 2000, compared to $2,065,188 for the three months ended June 30, 1999, an increase of $3,223,286, and $10,816,102 for the six months ended June 30, 2000, compared to $2,212,585 for the six months ended June 30, 1999, an increase of $8,603,517.

    Interest income was $36,865 for the three months ended June 30, 2000, compared to $145,748 for the three months ended June 30, 1999, a decrease of $108,883, and $78,643 for the six months ended June 30, 2000, compared to $324,552 for the six months ended June 30, 1999, a decrease of $245,909. These decreases result primarily from lower average invested balances.

    General and administrative expenses were a negative $140,125 for the three months ended June 30, 2000 compared to $284,163 for the three months ended June 30, 1999, a decrease of $424,288. This results primarily from a decrease in compensation expense relating to outstanding stock appreciation rights.
General and administrative expenses were $797,224 for the six months ended June 30, 2000, compared to $473,896 for the six months ended June 30, 1999, an increase of $323,328. This increase results primarily from investment activity for the full six months this year versus a partial period last year, as well as an increase in compensation expense of $87,000 relating to the stock appreciation rights.

    No organizational costs were incurred in the three and six months ended June 30, 2000, whereas $265,084 and $359,643 were incurred in the three and six months ended June 30, 1999.

    The Company's loss from investment in AmeriCold Logistics was $3,902,000 in the quarter ended June 30, 2000, compared to $1,517,800 in the quarter ended June 30, 1999, an increase of $2,384,200, and $7,640,000 for the six months ended June 30, 2000, compared to $1,592,400 for the period from March 11, 1999 (acquisition date) to June 30, 1999, an increase of $6,047,600. On a pro forma basis, assuming that the acquisition of AmeriCold Logistics had occurred on January 1, 1999, the Company's loss from investment in AmeriCold Logistics increased $4,701,000, compared to the pro forma loss of $2,939,000 for the six months ended June 30, 1999. These increases are discussed below:

   AMERICOLD LOGISTICS RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

       The following are discussions of the results of operations of AmeriCold Logistics, the Company's Temperature Controlled Logistics business - see the Company's Annual Report on Form 10-K for a discussion of this business. The data below relates to 100% of this business of which the Company owns 60%. For the purpose of the discussions below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers, (ii) Transportation Management Services and (iii) Quarry Operations. The data for the six months ended June 30, 1999 is pro forma because the acquisition of AmeriCold Logistics occurred on March 11, 1999.

            Revenues were $159,423,000 for the quarter ended June 30, 2000, compared to $164,527,000 in the quarter ended June 30, 1999, a decrease of $5,104,000, and $323,698,000 for the six months June 30, 2000, compared to $325,173,000 for the six months ended June 30, 1999, a decrease of $1,475,000. Revenues from Leased Operations were $111,477,000 for the quarter ended June 30, 2000, compared to $108,584,000 for the quarter ended June 30, 1999, an increase of $2,893,000, and $226,020,000 for the six months ended June 30, 2000, compared to $215,217,000 for the six months ended June 30, 1999, an increase of $10,803,000. Revenues from other operations were $47,946,000 for the quarter ended June 30, 2000, compared to $55,943,000 for the quarter ended June 30, 1999, a decrease of $7,997,000 and $97,678,000 for the six months ended June 30, 2000, compared to $109,956,000 for the six months ended June 30, 1999, a decrease of $12,278,000.

            The revenue increase in Leased Operations for the quarter results from revenue from new warehouses of $3,864,000 offset by a decrease in revenue at comparable warehouses (operations at warehouses that were leased for the same period in each year) of $971,000. The revenue increase in Leased Operations for the six months results from revenue from new warehouses of $6,469,000 and an increase in revenue from comparable warehouses of $4,334,000. The decreases in revenue from Other Operations is primarily the result of a decline in Transportation Management Services revenue due to the expiration of a contract with a customer.

            The gross margin for Leased Operations at comparable warehouses was $43,159,000, or 40.1% for the quarter ended June 30, 2000, compared to $43,694,000, or 40.2% for the quarter ended June 30, 1999, a decrease of $535,000. This decrease was offset by the gross margin from newly built warehouses of $1,988,000. The gross margin for Leased Operations of comparable warehouses was $87,109,000, or 39.7% for the six months ended June 30, 2000, compared to $87,003,000, or 40.4% for the six months ended June 30, 1999, an increase of $106,000. This change was comprised of an increase in gross margin of $1,720,000 resulting from higher revenue, partially offset by $1,614,000 from a .7% decline in margin percentage. In addition, the gross margin from newly built warehouses was $2,877,000.

             Operating income from Other Operations was $3,055,000 for the quarter ended June 30, 2000, compared to $4,055,000 for the quarter ended June 30, 1999, a decrease of $1,000,000, and $5,382,000 for the six months ended June 30, 2000, compared to $7,631,000 for the six months ended June 30, 1999, a decrease of $2,249,000. These decreases were due to the expiration of a contract in the Transportation Management Services operation and three contracts to manage warehouses for the accounts of customers and a general decline in the Quarry Operations.

            Rent expense was $43,428,000 for the quarter ended June 30, 2000, compared to $41,073,000 for the quarter ended June 30, 1999, an increase of $2,355,000, and $86,111,000 for the six months ended June 30, 2000, compared to $81,413,000 for the six months ended June 30, 1999, an increase of $4,698,000. These increases were due to new warehouses and percentage rent based on higher Leased Operations revenue at Comparable Warehouses, and in the second quarter, included a $500,000 adjustment to the percentage rent calculation.

            General and administrative expenses were $8,905,000 for the quarter ended June 30, 2000, compared to $8,412,000 for the quarter ended June 30, 1999, an increase of $493,000, and $17,412,000 for the six months ended June 30, 2000, compared to $16,214,000 for the six months ended June 30, 1999, an increase of $1,198,000. These increases resulted primarily from increased staffing.

            Depreciation and amortization expense was $1,870,000 for the quarter ended June 30, 2000, compared to $1,278,000 for the quarter ended June 30, 1999, an increase of $592,000, and $3,851,000 for the six months ended June 30, 2000, compared to $2,891,000 for the six months ended June 30, 1999, an increase of $960,000. These increases resulted primarily from changes in the purchase price allocation in the fourth quarter of 1999.

            Interest expense was $615,000 for the quarter ended June 30, 2000, compared to zero for the quarter ended June 30, 1999, an increase of $615,000 and $1,187,000 for the six months ended June 30, 2000, compared to $129,000 for the six months ended June 30, 1999, an increase of $1,058,000. These increases resulted from borrowings in 2000.

            Other income, was $113,000 for the quarter ended June 30, 2000, compared to $473,000 for the quarter ended June 30, 1999, a decrease of $360,000, and $460,000 for the six months ended June 30, 2000, compared to $1,114,000 for this six months ended June 30, 1999, a decrease of $654,000. Results for the prior year's quarter and six months included non-recurring income from a change in employee benefits plans.

            As a result of the aforementioned factors, AmeriCold Logistics' net loss for the quarter ended June 30, 2000 increased by $3,988,000 to $6,503,000 and for the six months ended June 30, 2000 by $7,834,000 to $12,733,000 when compared to the prior year's quarter and pro forma six months. AmeriCold Logistics believes that the loss for the quarter and six months ended June 30, 2000, is not necessarily indicative of the operating results expected for the full year, due to the seasonality of the business. Historically, revenue from Transportation Management Services and Quarry Operations are lower in the first two quarters than for the remainder of the year.

    Loss from investment in Transportal Network was $1,697,155 and $2,882,576 for the three and six months ended June 30, 2000, which consisted of initial start-up and organization costs.

    Interest and debt expense was $447,396 for the three months ended June 30, 2000, compared to $370,807 for the three months ended June 30, 1999, an increase of $76,589, and $763,396 for the six months ended June 30, 2000, compared to $634,312 for the six months ended June 30, 1999, an increase of $129,084. These increases resulted primarily from higher average outstanding balances under the revolving credit facility with Vornado Realty Trust.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has a $75,000,000 unsecured revolving credit facility with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (9.66% at June 30, 2000). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto. Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying dividends. The Company has no external sources of financing except this facility.

    On May 23, 2000, the Company borrowed $3,500,000 from Vornado and repaid $1,905,358 on June 9, 2000.

    At December 31, 1999, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Vornado/ Crescent Partnerships (the "Landlord'), to defer $5,400,000 of rent of which the Company's share was $3,240,000. During the quarter ended June 30, 2000, AmeriCold Logistics deferred an additional $6,700,000 of rent of which the Company's share is $4,020,000. AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing by the following: (i) discussions with the Landlord to restructure the leases to reduce the rent and/or transfer to the Landlord all or a portion of maintenance capital requirements; (ii) sales of non-core assets; and (iii) capital infusion by the current owners and/or new investors.

    Transportal Network ("Transportal"), has not yet commenced operations or finalized its business plan. The Company expects Transportal to incur significant future losses and to require significant equity investments. The Company expects to continue to fund its share, which may be in excess of $2,000,000, of Transportal's additional cash needs. Transportal is actively seeking additional equity investments from third parties, including venture capital firms. Early stage Internet companies, such as Transportal, with new and unproven business models, frequently encounter significant risks and difficulties and there can be no assurance that Transportal will be successful or profitable.

    In the aggregate, the Company's investments do not generate sufficient cash flow to pay all of its expenses. The Company estimates that it has adequate borrowing capacity under its credit facility to meet its cash requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At June 30, 2000, the Company had $12,181,538 of variable rate debt bearing interest at an interest rate of 9.66% (LIBOR plus 3.00%). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt would result in a $109,756 increase in the Company's annual net loss ($0.03 per basic and diluted share).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 31, 2000, the Company held its annual meeting of stockholders. The stockholders voted, in person or by proxy for: (i) the election of two nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualified, and (ii) an amendment to the Company's Omnibus Stock Plan (the "Plan") to authorize the allocation of an additional 250,000 shares to be reserved for issuance under the Plan. The two nominees and the amendment were approved. The results of the voting are shown below:


           Election of Directors:

                                                                Votes Cast
                                                                Against or
           Director                       Votes Cast For         Withheld
           --------                       --------------         --------
           Martin Rosen                      3,537,857            15,786
           Russell B. Wight, Jr.             3,536,975            16,668

           Amendment to Omnibus Stock Plan:

                                                                Votes Cast
                                                                Against or
                                          Votes Cast For         Withheld
                                          --------------         --------
                                             1,962,301            140,628


ITEM 5. OTHER INFORMATION

     Emanuel R. Pearlman became the Company's Chief Operating Officer, effective June 15, 2000. In his capacity as COO, Mr. Pearlman will be responsible for sourcing and executing non-real estate investments on behalf of VOO.

     Mr. Pearlman, has been actively investing in both private and public companies over the course of the last 12 years through various investment partnerships that he managed. In addition to making investments, he has been actively involved in the financial advisory and strategic development roles for such NYSE companies as Bally Entertainment, Bally Total Fitness Holding Corporation and Jackpot Enterprises. He currently serves on the board of actBIG.com and Network-1 Security Solutions, Inc.


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




                                               VORNADO OPERATING COMPANY
                                        ---------------------------------------
                                                 (Registrant)




Date: August 1, 2000               By:       /s/ Irwin Goldberg
                                        ---------------------------------------
                                             IRWIN GOLDBERG
                                        Vice President, Chief Financial Officer

                                EXHIBIT INDEX

EXHIBIT NO.                                                                                          PAGE
-----------                                                                                          ----
                          The following is a list of all exhibits filed as part of this report

             2.1          Assignment Agreement, dated as of December 31, 1998, between Vornado          *
                          Realty Trust, as assignor, and Vornado Operating Company, assignee
                          (incorporated by reference to Exhibit 2.1 of the Company's Current
                          Report on Form 8-K, dated December 31, 1998 (File No. 001-14525), as filed with the Commission on January 15, 1999)

             2.2          Put Agreement, dated as of December 31, 1998, between Vornado Realty          *
                          Trust, as grantor, and Vornado Operating Company, as grantee
                          (incorporated by reference to Exhibit 2.2 of the Company's Current
                          Report on Form 8-K, dated December 31, 1998 (File No. 001 -14525), as filed with the Commission on January 15, 1999)

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

             3.2          Amended and Restated Bylaws of Vornado Operating Company                      *
                          (incorporated by reference to Exhibit 3.2 of the Company's Quarterly
                          Report on Form 10-Q for the quarter ended March 31, 2000 (File No.
                          001-14525) as filed with the Commission on May 9, 2000.)

             4.1          Specimen stock certificate (incorporated by reference to Exhibit 4.1          *
                          of the Company's Registration Statement on Form S-11 (File No.
                          333-40701), as filed with the Commission on January 23, 1998)

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

            10.4          Agreement of Limited Partnership of Vornado Operating L.P. (incorporated      *
                          by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K
                          for the year ended December 31, 1998 (File No. 001-14525))

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

            10.6          Master Lease Agreement, dated as of April 22, 1998, between URS Real          *
                          Estate, L.P., as Landlord, and URS Logistics, Inc., as Tenant
                          (incorporated by reference to Exhibit 10.2 of the Company's Current
                          Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

            10.7          First Amendment to Master Lease Agreement, dated as of March 10, 1999,        *
                          between URS Real Estate, L.P. and URS Logistics, Inc. (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K/A,
                          dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

            10.8          Assignment and Assumption of Master Lease, dated as of March 11, 1999,        *
                          between URS Logistics, Inc. and AmeriCold Logistics II, LLC
                          (incorporated by reference to Exhibit 10.4 of the Company's Current
                          Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

            10.9          Master Lease Agreement, dated as of April 22, 1998, between AmeriCold         *
                          Real Estate, L.P., as Landlord and AmeriCold Corporation, as Tenant
                          (incorporated by reference to Exhibit 10.5 of the Company's Current
                          Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

            10.10         First Amendment to Master Lease Agreement, dated as of March 10, 1999,        *
                          between AmeriCold Real Estate, L.P. and AmeriCold Logistics, LLC
                          (incorporated by reference to Exhibit 10.6 of the Company's Current
                          Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

            10.11         Assignment and Assumption of Master Lease, dated as of February 28,           *
                          1999, between AmeriCold Corporation and AmeriCold Logistics, LLC
                          (incorporated by referenced to Exhibit 10.7 of the Company's Current
                          Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

            10.12         Master Lease Agreement, dated as of March 11, 1999, between URS               *
                          Logistics, Inc., as landlord, and AmeriCold Logistics II, LLC, as
                          Tenant (incorporated by reference to Exhibit 10.8 of the Company's
                          Current Report on Form 8-K/A, dated March 12, 1999 (File No.
                          001-14525), as filed with the Commission on May 26, 1999)

            10.13         Master Lease Agreement, dated as of February 28, 1999, between                *
                          AmeriCold Corporation, as Landlord, and AmeriCold Logistics, LLC, as
                          Tenant (incorporated by reference to Exhibit 10.19 of the Company's
                          Current Report on Form 8-K/A, dated March 12, 1999 (File No.
                          001-14525), as filed with the Commission on May 26, 1999)

            10.14         Master Lease Agreement, dated as of March 11, 1999, between each of           *
                          the entities listed on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K/A, dated
                          March 12, 1999 (File No. 001-14525), as filed with the Commission on
                          May 26, 1999)

            10.14(A)      Amendment to Master Lease Agreement, dated as of March 22, 2000,              *
                          among each of the entities identified on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistic, LLC, as Tenant
                          (incorporated by reference to Exhibit 10.14 (A) of the Company's
                          Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
                          (File No. 001-14525) as filed with the Commission on May 9, 2000)

            10.15         Master Lease Agreement, dated as of March 11, 1999, between VC Omaha          *
                          Holdings, L.L.C. and Carmar Freezers Thomasville L.L.C., together as
                          Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form
                          8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the
                          Commission on May 26, 1999)

            10.16         Employment Agreement between Vornado Operating Company and Emanuel
                          Pearlman, dated May 19, 2000

            10.17         Amended and Restated Limited Liability Company Agreement of Transportal
                          Network, LLC, a Delaware Limited Liability Company

            27            Financial Data Schedule


----------------

*   Incorporated by reference.