Form 10-Q
period 2000-09-30
VORNADO OPERATING CO
filed 2000-11-03
CIK 1050080

                                                        EXHIBIT INDEX ON PAGE 16



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             SEPTEMBER 30, 2000

                                       or

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


As of November 1, 2000, there were 4,068,924 shares of the registrant's common stock, par value $.01 per share, outstanding.

                                      INDEX

PART I.                   FINANCIAL INFORMATION:
                          ----------------------
               Item 1.    Financial Statements:                                                        Page Number
                                                                                                       -----------
                          Consolidated Balance Sheets as of September 30, 2000 and
                          December 31, 1999.........................................................        3

                          Consolidated Statements of Operations for the Three and Nine Months
                          Ended September 30, 2000 and September 30, 1999...........................        4

                          Consolidated Statements of Cash Flows for the Nine Months
                          Ended September 30, 2000 and September 30, 1999...........................        5

                          Notes to Consolidated Financial Statements................................        6

               Item 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................................       10

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk................       13



PART II.                  OTHER INFORMATION:

               Item 1.    Legal Proceedings.........................................................       14

               Item 6.    Exhibits and Reports on Form 8-K..........................................       14

Signatures                ..........................................................................       15

Exhibit Index             .........................................................................        16

PART I.  FINANCIAL INFORMATION
    ITEM 1. FINANCIAL STATEMENTS


                            VORNADO OPERATING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                                                    2000                   1999
                                                                                                ------------           ------------
ASSETS

Cash and cash equivalents ............................................................          $    126,726           $  3,257,870
Marketable securities ................................................................               481,250                   --
Investment in and advances to AmeriCold Logistics ....................................            17,274,491             17,812,491
Prepaid expenses and other assets ....................................................               391,070                302,345
                                                                                                ------------           ------------
                                                                                                $ 18,273,537           $ 21,372,706
                                                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Note payable to Vornado Realty Trust .................................................          $ 17,931,538           $  4,586,896
Due to Transportal Network ...........................................................               722,576                540,000
Due to Vornado Realty Trust ..........................................................                70,640                 90,000
Accrued expenses .....................................................................               338,034                216,956
                                                                                                ------------           ------------
     Total liabilities ...............................................................            19,062,788              5,433,852
                                                                                                ------------           ------------
 Minority interest ...................................................................                  --                1,581,765
                                                                                                ------------           ------------

Commitments and contingencies

Stockholders' equity:
     Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and
     outstanding, 4,068,924 and 4,068,310 shares .....................................                40,689                 40,683
Additional paid-in capital ...........................................................            22,462,555             22,459,160
Deficit ..............................................................................           (23,247,370)            (8,142,754)
                                                                                                ------------           ------------
                                                                                                    (744,126)            14,357,089
Accumulated other comprehensive loss .................................................               (45,125)                  --
                                                                                                ------------           ------------
     Total stockholders' equity (deficit) ............................................              (789,251)            14,357,089
                                                                                                ------------           ------------
                                                                                                $ 18,273,537           $ 21,372,706
                                                                                                ============           ============



                See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                    -------------------------------       -------------------------------
                                                        2000               1999               2000               1999
                                                    ------------       ------------       ------------       ------------
Revenues:
     Interest income .........................      $      2,875       $     48,316       $     81,518       $    372,868
                                                    ------------       ------------       ------------       ------------

Expenses:
     General and administrative ..............           216,853            264,963          1,014,077            738,859
     Organization costs ......................              --                 --                 --              359,643
                                                    ------------       ------------       ------------       ------------
Total expenses ...............................           216,853            264,963          1,014,077          1,098,502
                                                    ------------       ------------       ------------       ------------
                                                        (213,978)          (216,647)          (932,559)          (725,634)

Loss from AmeriCold Logistics ................        (1,833,000)        (2,350,200)        (9,473,000)        (3,942,600)
Loss from Transportal Network ................        (2,100,000)              --           (4,982,576)              --
Interest and debt expense to Vornado Realty
     Trust ...................................          (534,849)          (295,876)        (1,298,245)          (930,188)
Gain on sale of investment in Charles E. Smith
     Commercial Realty L.P. ..................              --                 --                 --              280,000
                                                    ------------       ------------       ------------       ------------
Loss before income tax benefit and
     minority interest .......................        (4,681,827)        (2,862,723)       (16,686,380)        (5,318,422)

Income tax benefit ...........................              --                 --                 --                 --
                                                    ------------       ------------       ------------       ------------

Loss before minority interest ................        (4,681,827)        (2,862,723)       (16,686,380)        (5,318,422)

Minority interest ............................           393,314            283,410          1,581,765            526,524
                                                    ------------       ------------       ------------       ------------

Net loss .....................................      $ (4,288,513)      $ (2,579,313)      $(15,104,615)      $ (4,791,898)
                                                    ============       ============       ============       ============

Net loss per share -- basic and diluted ......      $      (1.05)      $      (0.63)      $      (3.71)      $      (1.18)
                                                    ============       ============       ============       ============



                See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ---------------------------------
                                                                            2000                 1999
                                                                        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..................................................        $(15,104,615)        $ (4,791,898)
     Adjustments to reconcile net loss to net cash used in .....
         operations:
         Minority interest .....................................          (1,581,765)           (526,524)
         Non-cash loss from AmeriCold Logistics ................           9,538,000            3,942,600
         Loss from Transportal Network .........................           4,982,576                 --
         Stock appreciation rights compensation (income) expense            (215,807)              (6,770)
         Gain on sale of investment in Charles E. Smith
           Commercial Realty L.P. ..............................                --               (280,000)
     Changes in operating assets and liabilities:
         Prepaid expenses and other assets .....................             (88,725)             129,576
         Accrued expenses ......................................             336,885               41,495
         Due to Vornado Realty Trust ...........................             (19,360)            (898,651)
                                                                        ------------         ------------
Net cash used in operating activities ..........................          (2,152,811)          (2,390,172)
                                                                        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in and advances to AmeriCold Logistics .........          (9,000,000)         (23,358,891)
     Investment in Transportal Network .........................          (4,800,000)                --
     Proceeds from sale of Charles E. Smith
       Commercial Realty L.P. ..................................                --             13,200,000
     Purchases of securities available for sale ................            (526,375)                --
                                                                        ------------         ------------
Net cash used in investing activities ..........................         (14,326,375)         (10,158,891)
                                                                        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings ..................................          15,250,000           18,586,896
     Repayments on borrowings ..................................          (1,905,358)         (14,000,000)
     Other .....................................................               3,400              (38,600)
                                                                        ------------         ------------
Net cash provided by financing activities ......................          13,348,042            4,548,296
                                                                        ------------         ------------

Net decrease in cash and cash equivalents ......................          (3,131,144)          (8,000,767)
Cash and cash equivalents at beginning of period ...............           3,257,870           11,831,561
                                                                        ------------         ------------
Cash and cash equivalents at end of period .....................        $    126,726         $  3,830,794
                                                                        ============         ============

NON-CASH TRANSACTIONS:
     Unrealized loss on securities available for sale ..........        $     45,125         $       --
                                                                        ============         ============



                See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

      Vornado Operating Company (the "Company") holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of September 30, 2000 owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries including Company L.P.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and the consolidated statements of changes in cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

3.       MARKETABLE SECURITIES

     During the three months ended September 30, 2000, the Company purchased marketable securities which it intends to hold for an indefinite period of time and therefore has classified them as securities available for sale. Unrealized gains and losses are included as a component of stockholders' equity and other comprehensive income. Realized gains or losses on the sale of securities are recorded based on average cost.

     At September 30, 2000, marketable securities had an aggregate market value of $481,250, resulting in gross unrealized losses of $45,125.

4.    INVESTMENTS IN PARTNERSHIPS

      The Company's investments in and advances to partnerships and loss recognized from such investments are as follows:

                                                           Investments in and Advances to Partnership
                                                          ---------------------------------------------
                                                          September 30, 2000          December 31, 1999
                                                          ------------------          -----------------
AmeriCold Logistics (60% interest)...................  $              17,274,491    $          17,812,491
                                                       =========================    =====================

         During the nine months ended September 30, 2000 the Company funded $9,000,000 to AmeriCold Logistics. In the first quarter $6,000,000 was funded representing the Company's contribution to complete its share of the March 1999 purchase by AmeriCold Logistics of its non-real estate assets from the Vornado/Crescent Partnerships. In the third quarter, $3,000,000 was advanced under a promissory note bearing interest at 12%.

                            VORNADO OPERATING COMPANY

                                                             Loss from Investments in Partnerships
                                          ---------------------------------------------------------------------------
                                               For The Three Months Ended            For The Nine Months Ended
                                                     September 30,                         September 30,
                                          ---------------------------------         ---------------------------------
                                              2000                 1999                2000                 1999
                                          ------------         ------------         ------------         ------------
AmeriCold Logistics (60% interest)        $ (1,833,000)        $ (2,350,200)        $ (9,473,000)        $ (3,942,600)
Transportal Network (60% interest)          (2,100,000)                --             (4,982,576)                --
                                          ------------         ------------         ------------         ------------
                                          $ (3,933,000)        $ (2,350,200)        $(14,455,576)        $ (3,942,600)
                                          ============         ============         ============         ============

      The following condensed operating data represents 100% of AmeriCold Logistics of which the Company's share is 60%:

                                                                                                  For The Period
                                        For The Three Months Ended          For The Nine          March 11, 1999
                                               September 30,                Months Ended        (Acquisition Date)
                                     -----------------------------          September 30,        to September 30,
                                          2000             1999                 2000                    1999
                                     ---------------  -------------    ------------------   -------------------
Revenues...........................  $   161,462,000  $ 167,574,000    $      485,160,000   $       370,648,000
                                     ===============  =============    ==================   ===================

Costs other than depreciation
    applicable to revenues.........  $   153,562,000  $ 161,202,000    $      468,003,000   $       355,961,000
                                     ===============  =============    ==================   ===================

Net loss...........................  $   (3,187,000)  $  (3,916,000)   $     (15,920,000)   $        (6,571,000)
                                     ===============  =============    ==================   ===================

         AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing by the following: (i) discussions with the Vornado/Crescent Partnership (the "Landlord") to restructure the leases to reduce the rent and/or transfer to the Landlord all or a portion of maintenance capital requirements; (ii) sales of non-core assets; and (iii) capital infusion by the current owners and/or new investors.

      Total rent expense was $42,617,000 and $128,728,000 for the three and nine months ended September 30, 2000, of which AmeriCold Logistics deferred $4,800,000 and $11,500,000. As at September 30, 2000, the balance of AmeriCold Logistics deferred rent is as follows:

                                                                               The Company's
                                                            Total                  Share
                                                       --------------          -------------
      2000:
        Quarter ended September 30                     $    4,800,000          $   2,880,000
        Quarter ended June 30                               6,700,000              4,020,000
                                                       --------------          -------------
                                                           11,500,000              6,900,000

      1999:
        Quarter ended December 31                           5,400,000              3,240,000
                                                       --------------          -------------
                                                       $   16,900,000          $  10,140,000
                                                       ==============          =============

      The following discussion relates to the Company's 60% investment in Transportal Network ("Transportal"):

Pursuant to a plan announced to employees on September 28, 2000, Transportal, a 60% owned internet start-up, ceased operations because of a failure to attract third party funding. As a result, the Company recorded a charge of $2,100,000 for the three months ended September 30, 2000, representing the Company's share of Transportal's third quarter loss of $1,377,000 and the estimated cost to cease Transportal's operations of $723,000. The Company's share of losses (including costs to cease operations) from October 1999 (inception) to September 30, 2000 was $5,523,000 and are included in the Company's consolidated statements of operations as "Loss from Transportal Network".

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

      Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's office in Paramus, New Jersey, space for the Company's principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and will reimburse Vornado for certain costs incurred and paid to third parties on behalf of the Company. The Company incurred fees of $82,500 and $167,800 for the three months ended September 30, 2000 and 1999 and approximately $247,500 for the nine months ended September 30, 2000 and 1999.

      Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

6.    LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share:

                                                                      Three Months Ended                   Nine Months Ended
                                                                        September 30,                        September 30,
                                                                 ------------------------------      ------------------------------
                                                                     2000              1999              2000              1999
                                                                 ------------      ------------      ------------      ------------
Numerator:
     Net loss ..............................................     $ (4,288,513)     $ (2,579,313)     $(15,104,615)     $ (4,791,898)
                                                                 ============      ============      ============      ============

Denominator:
     Denominator for basic loss per share-weighted average
         shares ............................................        4,068,902         4,068,310         4,068,662         4,068,310
     Effect of dilutive securities:
         Employee stock options ............................             --                --                --                --
                                                                 ------------      ------------      ------------      ------------
     Denominator for diluted loss per share-adjusted
         weighted average shares ...........................        4,068,902         4,068,310         4,068,662         4,068,310
                                                                 ============      ============      ============      ============

Net loss per share-basic and diluted .......................     $      (1.05)     $      (0.63)     $      (3.71)     $      (1.18)
                                                                 ============      ============      ============      ============

7.       COMPREHENSIVE LOSS

      The following table sets forth the Company's comprehensive loss:

                                                          Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                     -----------------------------      ------------------------------
                                                          2000            1999                2000            1999
                                                      -----------     -----------        --------------  -------------
Net loss............................................. $(4,288,513)    $(2,579,313)       $  (15,104,615) $  (4,791,898)
Other comprehensive loss.............................     (45,125)             --               (45,125)             --
                                                      -----------     -----------        --------------  -------------
Comprehensive loss................................... $(4,333,638)    $(2,579,313)       $  (15,149,740) $  (4,791,898)
                                                      ===========     ===========        ==============  =============

8.       MINORITY INTEREST

      During the three months ended September 30, 2000, the investment in Company L.P. (Vornado Operating Company's operating partnership) by minority holders was fully absorbed by losses. The minority interest's 9.9% share of future losses will be recognized by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to: (a) the Company's limited operating history; (b) restrictions on the Company's business and future opportunities; (c) dependence upon Vornado Realty Trust; (d) the substantial influence of the Company's controlling stockholders and conflicts of interest; (e) risks associated with potential investments and the ability to manage those investments; (f) competition; (g) the Company's obligations under the revolving credit facility; (h) AmeriCold Logistics' obligations under the lease agreements with the Vornado/Crescent Partnerships; (i) the cost of ceasing operations of Transportal Network; (j) the Company's limited financial resources; (k) dependence on key personnel; (l) potential antitakeover effects of the Company's charter documents and applicable law; (m) dependence on dividends and distributions of subsidiaries; (n) potential costs of compliance with environmental laws; (o) changes in the general economic climate; and (p) government regulations. See "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

         The Company had a net loss of $4,288,513 for the three months ended September 30, 2000, compared to $2,579,313 for the three months ended September 30, 1999, an increase of $1,709,200, and $15,104,615 for the nine months ended September 30, 2000, compared to $4,791,898 for the nine months ended September 30, 1999, an increase of $10,312,717. During the three months ended September 30, 2000, the investment in Company L.P. (Vornado Operating Company's operating partnership) by minority holders was fully absorbed by losses. The minority interest's 9.9% share of future losses will be recognized by the Company.

      Interest income was $2,875 for the three months ended September 30, 2000, compared to $48,316 for the three months ended September 30, 1999, a decrease of $45,441, and $81,518 for the nine months ended September 30, 2000, compared to $372,868 for the nine months ended September 30, 1999, a decrease of $291,350. These decreases resulted primarily from lower average invested balances.

      General and administrative expenses were $216,853 for the three months ended September 30, 2000 compared to $264,963 for the three months ended September 30, 1999, a decrease of $48,110. This decrease results from a decrease in compensation expense relating to stock appreciation rights, partially offset by (i) payroll costs associated with the Company's Chief Operating Officer hired on June 15, 2000, and (ii) an increase in franchise taxes. General and administrative expenses were $1,014,077 for the nine months ended September 30, 2000, compared to $738,859 for the nine months ended September 30, 1999, an increase of $275,218. This increase results from (i) payroll costs associated with the Company's Chief Operating Officer hired on June 15, 2000, and (ii) an increase in franchise taxes, and (iii) investment activity for the full nine months this year versus a partial period last year.

      No organizational costs were incurred in the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000, whereas $359,643 were incurred in the nine months ended September 30, 1999.

     The Company's loss from AmeriCold Logistics (excluding interest income) was $1,912,000 in the quarter ended September 30, 2000, compared to $2,350,200 in the quarter ended September 30, 1999, a decrease of $438,200, and $9,552,000 for the nine months ended September 30, 2000, compared to $3,942,600 for the period from March 11, 1999 (acquisition date) to September 30, 1999, an increase of $5,609,400. On a pro forma basis, assuming that the acquisition of AmeriCold Logistics had occurred on January 1, 1999, the Company's loss from investment in AmeriCold Logistics increased $4,263,000, compared to the pro forma loss of $5,289,000 for the nine months ended September 30, 1999. These increases are discussed below:

AMERICOLD LOGISTICS RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     The following are discussions of the results of operations of AmeriCold Logistics, the Company's Temperature Controlled Logistics business - see the Company's Annual Report on Form 10-K for a discussion of this business. The data below relates to 100% of this business of which the Company owns 60%. For the purpose of the discussions below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers, (ii) Transportation Management Services and (iii) Quarry Operations. The data for the nine months ended September 30, 1999 is pro forma because the acquisition of AmeriCold Logistics occurred on March 11, 1999.

          Revenues were $161,462,000 for the quarter ended September 30, 2000, compared to $167,574,000 in the quarter ended September 30, 1999, a decrease of $6,112,000, and $485,160,000 for the nine months September 30, 2000, compared to $492,747,000 for the nine months ended September 30, 1999, a decrease of $7,587,000. Revenues from Leased Operations were $115,330,000 for the quarter ended September 30, 2000, compared to $111,543,000 for the quarter ended September 30, 1999, an increase of $3,787,000, and $341,350,000 for the nine months ended September 30, 2000, compared to $326,760,000 for the nine months ended September 30, 1999, an increase of $14,590,000. Revenues from Other operations were $46,132,000 for the quarter ended September 30, 2000, compared to $56,031,000 for the quarter ended September 30, 1999, a decrease of $9,899,000, and $143,810,000 for the nine months ended September 30, 2000, compared to $165,987,000 for the nine months ended September 30, 1999, a decrease of $22,177,000.

          The revenue increase in Leased Operations for the quarter results from an increase in revenue from new warehouses of $6,857,000 offset by a decrease in revenue at comparable warehouses (operations at warehouses that were leased for the same period in each year) of $3,070,000. The revenue increase in Leased Operations for the nine months results from an increase in revenue from new warehouses of $13,326,000 and an increase in revenue from comparable warehouses of $1,264,000. The decreases in revenue from Other Operations is primarily the result of a decline in Transportation Management Services revenue due to the expiration of a contract with a customer.

          The gross margin for Leased Operations at comparable warehouses was $45,496,000, or 42.3% for the quarter ended September 30, 2000, compared to $45,033,000, or 40.7% for the quarter ended September 30, 1999, an increase of $463,000. In addition, the increase in gross margin from newly built warehouses was $2,693,000. The gross margin for Leased Operations of comparable warehouses was $132,605,000, or 40.5% for the nine months ended September 30, 2000, compared to $132,036,000, or 40.5% for the nine months ended September 30, 1999, an increase of $569,000. In addition, the increase in gross margin from newly built warehouses was $5,570,000.

          Operating income from Other Operations was $2,662,000 for the quarter ended September 30, 2000, compared to $4,139,000 for the quarter ended September 30, 1999, a decrease of $1,477,000, and $8,044,000 for the nine months ended September 30, 2000, compared to $11,770,000 for the nine months ended September 30, 1999, a decrease of $3,726,000. These decreases were due to the expiration of a contract in the Transportation Management Services operation and three contracts to manage warehouses for the accounts of customers and a general decline in the Quarry Operations.

          Rent expense was $42,617,000 for the quarter ended September 30, 2000, compared to $42,466,000 for the quarter ended September 30, 1999, an increase of $151,000, and $128,728,000 for the nine months ended September 30, 2000, compared to $123,879,000 for the nine months ended September 30, 1999, an increase of $4,849,000. These increases were primarily due to new warehouses, partially offset in the third quarter of this year by a percentage rent adjustment to the third quarter of last year.

          General and administrative expenses were $9,003,000 for the quarter ended September 30, 2000, compared to $8,242,000 for the quarter ended September 30, 1999, an increase of $761,000, and $26,415,000 for the nine months ended September 30, 2000, compared to $24,456,000 for the nine months ended September 30, 1999, an increase of $1,959,000. These increases resulted primarily from (i) an increase in severance pay of $562,000 and $1,010,000 in this year's quarter and nine months, and (ii) higher payroll and corporate office expenses.

          Depreciation and amortization expense was $2,153,000 for the quarter ended September 30, 2000, compared to $1,485,000 for the quarter ended September 30, 1999, an increase of $668,000, and $6,004,000 for the nine months ended September 30, 2000, compared to $4,376,000 for the nine months ended September 30, 1999, an increase of $1,628,000. These increases resulted primarily from changes in the purchase price allocation in the fourth quarter of 1999.

          Interest expense was $599,000 for the quarter ended September 30, 2000, compared to $371,000 for the quarter ended September 30, 1999, an increase of $228,000, and $1,786,000 for the nine months ended September 30, 2000, compared to $500,000 for the nine months ended September 30, 1999, an increase of $1,286,000. These increases resulted from borrowings in 2000.

          Other income/expense, was income of $668,000 for the quarter ended September 30, 2000, compared to expense of $190,000 for the quarter ended September 30, 1999, an increase in income of $858,000, and income of $1,128,000 for the nine months ended September 30, 2000, compared to income of $924,000 for the nine months ended September 30, 1999, an increase in income of $204,000. These improvements reflect a charge last year associated with terminating two management contracts, partially offset for the nine months by non-recurring income recognized last year from a change in employee benefits plans.

          As a result of the aforementioned factors, AmeriCold Logistics' net loss for the quarter ended September 30, 2000 decreased by $729,000 to $3,187,000 and increased for the nine months ended September 30, 2000 by $7,105,000 to $15,920,000 when compared to the prior year's quarter and pro forma nine months.

     Loss from investment in Transportal Network was $2,100,000 and $4,982,576 for the three and nine months ended September 30, 2000, including $723,000 to cease operations.

     Interest and debt expense was $534,849 for the three months ended September 30, 2000, compared to $295,876 for the three months ended September 30, 1999, an increase of $238,973, and $1,298,245 for the nine months ended September 30, 2000, compared to $930,188 for the nine months ended September 30, 1999, an increase of $368,057. These increases resulted primarily from higher average outstanding balances under the revolving credit facility with Vornado Realty Trust.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a $75,000,000 unsecured revolving credit facility with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (9.66% at September 30, 2000). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto. Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying dividends. The Company has no external sources of financing except this facility.

     During the nine months ended September 30, 2000, the Company increased its note payable to Vornado by $13,345,000.

     AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing by the following: (i) discussions with the Vornado/Crescent Partnership (the "Landlord") to restructure the leases to reduce the rent and/or transfer to the Landlord all or a portion of maintenance capital requirements; (ii) sales of non-core assets; and (iii) capital infusion by the current owners and/or new investors.

     Total rent expense was $42,617,000 and $128,728,000 for the three and nine months ended September 30, 2000, of which AmeriCold Logistics deferred $4,800,000 and $11,500,000. As at September 30, 2000, the balance of AmeriCold Logistics deferred rent is as follows:

                                                                The Company's
                                             Total                  Share
                                        --------------          -------------
 2000:
   Quarter ended September 30           $    4,800,000          $   2,880,000
   Quarter ended June 30                     6,700,000              4,020,000
                                        --------------          -------------
                                            11,500,000              6,900,000

 1999:
   Quarter ended December 31                 5,400,000              3,240,000
                                        --------------          -------------
                                        $   16,900,000          $  10,140,000
                                        ==============          =============

     In the aggregate, the Company's investments do not generate sufficient cash flow to pay all of its expenses. The Company estimates that it has adequate borrowing capacity under its credit facility to meet its cash requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2000, the Company had $17,931,538 of variable rate debt bearing interest at an interest rate of 9.66% (LIBOR plus 3.00%). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt would result in a $179,315 increase in the Company's annual net loss ($0.04 per basic and diluted share).

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




                                       VORNADO OPERATING COMPANY
                                       ---------------------------
                                                     (Registrant)




Date: November 2, 2000              By:     /s/ Irwin Goldberg
                                       ------------------------------------
                                            IRWIN GOLDBERG
                                        Vice President, Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.                                                                            PAGE
            The following is a list of all exhibits filed as part of this report

   2.1      Assignment Agreement, dated as of December 31, 1998, between Vornado
            Realty Trust, as assignor, and Vornado Operating Company, assignee            *
            (incorporated by reference to Exhibit 2.1 of the Company's Current
            Report on Form 8-K, dated December 31, 1998 (File No. 001-14525), as filed with the Commission on January 15, 1999)

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

------------------------------
*   Incorporated by reference.

EXHIBIT NO.                                                                            PAGE
   4.1      Specimen stock certificate (incorporated by reference to Exhibit 4.1          *
            of the Company's Registration Statement on Form S-11 (File No.
            333-40701), as filed with the Commission on January 23, 1998)

  10.1      Intercompany Agreement, dated as of October 16, 1998, between Vornado
            Operating Company and Vornado Realty Trust (incorporated by reference         *
            to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the
            year ended December 31, 1998 (File No. 001-14525))

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

  10.5      Agreement, dated March 11, 1999, between Vornado Operating L.P. and           *
            COPI Temperature Controlled Logistics L.L.C. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form
            8-K, dated March 12, 1999 (File No. 001-14525), as filed with the
            Commission on March 31, 1999)

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


------------------------------
*   Incorporated by reference.

EXHIBIT NO.                                                                            PAGE
   10.10    First Amendment to Master Lease Agreement, dated as of March 10,              *
            1999, between AmeriCold Real Estate, L.P. and AmeriCold Logistics,
            LLC (incorporated by reference to Exhibit 10.6 of the Company's
            Current Report on Form 8-K/A, dated March 12, 1999 (File No.
            001-14525), as filed with the Commission on May 26, 1999)

  10.11     Assignment and Assumption of Master Lease, dated as of February 28,
            1999, between AmeriCold Corporation and AmeriCold Logistics, LLC              *
            (incorporated by referenced to Exhibit 10.7 of the Company's Current
            Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

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

  10.16     Employment Agreement between Vornado Operating Company and Emanuel            *
            Pearlman, dated May 19, 2000 (incorporated by reference to Exhibit
            10.16 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File no. 001-14525) as filed with the
            Commission on August 7, 2000



------------------------------
*   Incorporated by reference.

EXHIBIT NO.                                                                            PAGE
  10.17     Amended and Restated Limited Liability Company Agreement of                   *
            Transportal Network, LLC, a Delaware Limited Liability Company
            (incorporated by reference to Exhibit 10.17 of the Company's
            Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
            (File no. 001-14525) as filed with the Commission on August 7, 2000

   27       Financial Data Schedule























------------------------------
*   Incorporated by reference.