Form 10-K405
period 2000-12-31
VORNADO OPERATING CO
filed 2001-03-05
CIK 1050080

                                                        EXHIBIT INDEX ON PAGE 53

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:          DECEMBER 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 To

Commission File Number:    001-14525

                            VORNADO OPERATING COMPANY

             (Exact name of Registrant as specified in its charter)

                DELAWARE                               22-3569068
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

 888 SEVENTH AVENUE, NEW YORK, NEW YORK                   10019
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:  (212) 894-7000


                   210 ROUTE 4 EAST, PARAMUS, NEW JERSEY 07652
         (Former name, former address and former fiscal year, if changed since last report)


           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                Name of Each Exchange on Which Registered
   Common Stock,                   American Stock Exchange
par value $.01 per share

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting shares held by non-affiliates of the registrant, i.e. by persons other than officers and directors of Vornado Operating Company as reflected in the table in Item 12 of this Form 10-K, as of February 16, 2001 was approximately $16,218,000.

As of February 16, 2001, there were 4,068,924 shares of the registrant's common stock, par value $.01 per share, outstanding.

                       Documents Incorporated by Reference

PART III: Proxy Statement for Annual Meeting of Stockholders to be held on May 30, 2001.

                                TABLE OF CONTENTS

ITEM

                                                                                                               Page
PART I............................................................................................................3
   ITEM 1.   BUSINESS.............................................................................................3
   ITEM 2.   PROPERTIES..........................................................................................10
   ITEM 3.   LEGAL PROCEEDINGS...................................................................................10
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................10
             EXECUTIVE OFFICERS OF THE COMPANY...................................................................11
PART II..........................................................................................................12
   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................12
   ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA................................................................13
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............13
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................18
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................19
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE..........................................................................................19
PART III.........................................................................................................35
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (1)..............................................35
   ITEM 11.  EXECUTIVE COMPENSATION (1)..........................................................................35
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (1)..................................35
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (1)..................................................35
PART IV..........................................................................................................36
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................36
SIGNATURES.......................................................................................................37

--------------------
(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2000, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 11 of this Annual Report on Form 10-K.

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to: (a) the Company's limited operating history; (b) restrictions on the Company's business and future opportunities; (c) dependence upon Vornado Realty Trust; (d) the substantial influence of the Company's controlling stockholders and conflicts of interest; (e) risks associated with potential investments and ability to manage those investments; (f) competition; (g) the Company's obligations under the revolving credit facility; (h) AmeriCold Logistic's obligations under the lease agreements with the Vornado/Crescent Partnership;
(i) the Company's limited financial resources; (j) dependence on key personnel;
(k) potential anti-takeover effects of the Company's charter documents and applicable law; (l) dependence on dividends and distributions of subsidiaries;
(m) potential costs of compliance with environmental laws; (n) changes in the general economic climate; and (o) government regulations.

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

         The Company operates businesses conducted at properties it leases from Vornado, as contemplated by the agreement, dated as of October 16, 1998, between the Company and Vornado (the "Vornado Agreement"), referred to below. The Company expects to rely on Vornado to identify business opportunities for the Company, and the Company currently expects that those opportunities will relate in some manner to Vornado and its real estate investments rather than to unrelated businesses.

         The principal executive offices of the Company are located at 888 Seventh Avenue, New York, New York 10019, and its telephone number at that location is (212) 894-7000.

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

         In addition, the Vornado Agreement prohibits the Company from making
(i) any investment in real estate (including the provision of services related to real estate, real estate mortgages, real estate derivatives or entities that invest in the foregoing) or (ii) any other REIT-Qualified Investment, unless it has provided written notice to

Vornado of the material terms and conditions of the investment opportunity and Vornado has determined not to pursue such investment either by providing written notice to the Company rejecting the opportunity within 10 days from the date of receipt of notice of the opportunity or by allowing such 10-day period to lapse. As used herein, "REIT-Qualified Investment" means an investment, at least 95% of the gross income from which would qualify under the 95% gross income test set forth in Section 856(c)(2) of the Internal Revenue Code of 1986, as amended (the "Code") (or could be structured to so qualify), and the ownership of which would not cause Vornado to violate the asset limitations set forth in Section 856(c)(4) of the Code (or could be structured not to cause Vornado to violate the Section 856(c)(4) limitations); provided, however, that "REIT-Qualified Investment" does not include an investment in government securities, cash or cash items (as defined for purposes of Section 856(c)(4) of the Code), money market funds, certificates of deposit, commercial paper having a maturity of not more than 90 days, bankers' acceptances or the property transferred to the Company by the Operating Partnership. The Vornado Agreement also requires the Company to assist Vornado in structuring and consummating any such investment which Vornado elects to pursue, on terms determined by Vornado. In addition, the Company has agreed to notify Vornado of, and make available to Vornado, investment opportunities developed by the Company or of which the Company becomes aware but is unable or unwilling to pursue.

         Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's offices, space for the Company's principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and reimburses Vornado for certain costs incurred and paid to third parties on behalf of the Company.

         Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

         The Company's restated certificate of incorporation specifies that one of its corporate purposes is to perform the Vornado Agreement and, for so long as the Vornado Agreement remains in effect, prohibits the Company from making any real estate investment or other REIT-Qualified Investment without first offering the opportunity to Vornado in the manner specified in the Vornado Agreement.

VORNADO OPERATING L.P. AND INTERSTATE PROPERTIES

         The Company holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of December 31, 2000, owns a 90.1% partnership interest in Company L.P. All references to the Company refer to Vornado Operating Company and its subsidiaries including Company L.P.

         Interstate Properties, a New Jersey general partnership ("Interstate"), and its three partners -- Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado) and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company) -- beneficially own, in the aggregate, 7.9% of the Company's Common Stock (excluding shares underlying stock appreciation rights ("SARs") and options held by Messrs. Roth and Wight for this purpose) and a 9.9% limited partnership interest in Company L.P. as of December 31, 2000. Interstate has the right to have its limited partnership interest in Company L.P. redeemed by Company L.P. either (a) for cash in an amount equal to the fair market value, at the time of redemption, of 447,017 shares of Common Stock or (b) for 447,017 shares of Common Stock, in each case as selected by the Company and subject to customary anti-dilution adjustments.

TEMPERATURE CONTROLLED LOGISTICS BUSINESS ("AMERICOLD LOGISTICS")

         In October 1997, a partnership (the "Vornado/Crescent Partnership") in which Vornado has a 60% interest and Crescent Real Estate Equities Company ("Crescent") has a 40% interest acquired each of AmeriCold Corporation ("AmeriCold") and URS Logistics, Inc. ("URS"). In June 1998, the
Vornado/Crescent Partnership acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group.

         In March 1999, the Company and Crescent Operating Inc. ("Crescent Operating") formed a new partnership - the "Vornado Crescent Logistics Operating Partnership" (which does business under the name "AmeriCold Logistics") that purchased all of the non-real estate assets of the Vornado/Crescent Partnership (the "Landlord") for $48,700,000, of which the Company's 60% share was $29,200,000. The purchase price was proposed by the Vornado/Crescent Partnership (the Sellers). The Board of Directors of both the Company and Crescent Operating reviewed and approved the transaction after concluding that the price was fair market value at the time of the transaction. To fund its share of the purchase price, the Company utilized $4,600,000 of cash, borrowed $18,600,000 under its revolving credit facility with Vornado and paid the balance of $6,000,000 in March 2000.

         AmeriCold Logistics, headquartered in Atlanta, Georgia, has 6,700 employees and operates 99 temperature controlled warehouse facilities nationwide with an aggregate of approximately 518 million cubic feet of refrigerated, frozen and dry storage space. Of the 99 warehouses, AmeriCold Logistics leases 88 temperature controlled warehouses with an aggregate of approximately 439 million cubic feet from the Vornado/Crescent Partnership, and manages 11 additional warehouses containing approximately 79 million cubic feet of space. AmeriCold Logistics provides the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

         AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers include:

                                                   % of 2000 Revenue
         H.J. Heinz & Co.                                 18%
         ConAgra, Inc.                                     8
         Sara Lee Corp.                                    6
         Tyson Foods, Inc.                                 5
         McCain Foods, Inc.                                4
         Diageo Plc                                        4
         Pro-Fac Cooperative, Inc.                         4
         J.R. Simplot Co.                                  3
         Flowers Industries, Inc.                          1
         Norpac Foods, Inc.                                1
         Other                                            46

         AmeriCold Logistics faces national, regional and local competition. Breadth of service, warehouse locations, customer mix, warehouse size, service performance and price are major competitive factors.

         Leases for the temperature controlled logistics warehouse properties

         (Data in this section represents 100% of AmeriCold Logistics, of which the Company's share is 60%)

         AmeriCold Logistics entered into leases covering the warehouses used in this business. The leases, which commenced in March 1999, as amended, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. Fixed base rent was approximately $136,000,000 in 2000, $137,000,000 per annum from 2001 through 2003, $139,000,000 per annum from 2004 through 2008, and $141,000,000 per annum from 2009 through February 28, 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $350,000,000, and the weighted average percentage rate is approximately 36% through 2003, approximately 38% for the period from 2004 through 2008 and approximately 40% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32,000,000 through 2001, and approximately $26,000,000 for the period from 2002 through February 28, 2014, and the percentage rate is 24% through 2001, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011 and 41% from 2012 through February 28, 2014. The fixed base rent for each of the two five-year renewal options is equal, generally, to the greater of the then fair market value rent and the fixed base rent for the immediately preceding lease year plus 5%. See lease restructuring paragraph that follows.

         AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees and insurance premiums, as well as property capital expenditures in excess of $5,000,000 annually. See lease restructuring paragraph that follows.

         AmeriCold Logistics has the right to defer the payment of 15% of fixed base rent and all percentage rent for up to three years beginning on March 11, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. Pursuant thereto, $19,011,000 (of which the Company's share is $11,406,600) was deferred for the year ended December 31, 2000 and $5,400,000 (of which the Company's share is $3,240,000) was deferred for the period ended December 31, 1999. See lease restructuring paragraph that follows.

         AmeriCold Logistics recognized $164,464,000 of rent expense for the year ended December 31, 2000 and $133,093,000 of rent expense from March 11, 1999 (acquisition date) through December 31, 1999. See lease restructuring paragraph that follows.

         AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing by the following: (i) discussions with the Landlord to restructure the Leases (see lease restructuring paragraph that follows); (ii) sales of non-core assets; and (iii) capital infusion by new investors.

         Lease Restructuring

         On February 22, 2001, the leases were restructured to, among other things, (i) reduce 2001's contractual rent to $146,000,000 ($14,500,000 less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150,000,000 (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

         Terms of the Vornado Crescent Logistics Operating Partnership

         Vornado is the day-to-day liaison to the management of AmeriCold Logistics. AmeriCold Logistics pays Vornado an annual fee of $487,000, which is based on the temperature controlled logistics operating assets acquired by AmeriCold Logistics on March 11, 1999. The fee increases by an amount equal to 1% of the cost of new acquisitions, including transaction costs. AmeriCold Logistics provides financial statement preparation, tax and similar services to the Vornado/Crescent Partnerships for an annual fee of $255,000 in 2000, increasing 2% each year.

         The Company must obtain Crescent Operating's approval for specified matters involving AmeriCold Logistics, including approval of the annual budget, requiring specified capital contributions, entering into specified new leases or amending existing leases, selling or acquiring specified assets and any sale, liquidation or merger of AmeriCold Logistics. If the partners fail to reach an agreement on certain matters during the period from November 1, 2000 through October 30, 2007, the Company may set a price at which it commits to either buy Crescent Operating's investment, or sell its own, and Crescent Operating will decide whether to buy or sell at that price. If the partners fail to reach agreement on such matters after October 30, 2007, either party may set a price at which it commits to either buy the other party's investment, or sell its own, and the other party will decide whether to buy or sell at that price.

         Neither partner may transfer its rights or interest in the partnership without the consent of the other partner. The partnership will continue for a term through October 30, 2027, except as the partners may otherwise agree.

         The senior management of AmeriCold Logistics consists of the same individuals who were the senior management of this business before the new partnership acquired it. Daniel F. McNamara has been the Chief Executive Officer of AmeriCold Logistics since October 1997, when the Vornado/Crescent Partnership acquired the business. From March 1996 to October 1997, Mr. McNamara was Chief Executive Officer of URS Logistics, Inc. (one of the predecessors to AmeriCold Logistics). Before March 1996, Mr. McNamara was Executive Vice President and Chief Operating Officer of Value Rent-A-Car, a wholly-owned subsidiary of Mitsubishi Motors. On November 29, 2000, Mr. McNamara was appointed Vice Chairman of AmeriCold Logistics and will relinquish his position as Chief Executive Officer upon identification of a successor.

TRANSPORTAL NETWORK

         Pursuant to a plan announced to employees on September 28, 2000, Transportal Network ("Transportal"), a 60% owned internet start-up, ceased operations because of a failure to attract third party funding. As a result, the Company recorded a charge of $4,983,000 for the year ended December 31, 2000, representing the Company's share of Transportal's loss of $4,260,000 and the estimated cost to cease Transportal's operations of $723,000. The Company's share of losses (including costs to cease operations) from October 1999 (inception) to December 31, 2000 were $5,523,000 and are included in the Company's consolidated statements of operations as "Loss from Transportal Network".

EMPLOYEES

         Emanuel R. Pearlman became the Company's Chief Operating Officer, effective June 15, 2000. In his capacity as COO, Mr. Pearlman is responsible for sourcing and executing non-real estate investments on behalf of the Company.

         Mr. Pearlman has been actively investing in both private and public companies over the course of the last 12 years through various investment partnerships that he managed. In addition to making investments, he has been actively involved in the financial advisory and strategic development roles for such NYSE companies as Bally Entertainment, Bally Total Fitness Holding Corporation and Jackpot Enterprises. He currently serves on the boards of Etrana Corp. and Network-1 Security Solutions, Inc.

         Prior to June 15, 2000, the Company had no employees. The Company expects that, when it acquires specific assets and business operations, the subsidiaries of the Company making such acquisitions will have their own employees. AmeriCold Logistics, in which the Company has a 60% interest, has 6,700 employees.

RISK FACTORS

         LIMITED OPERATING HISTORY AND LOSSES INCURRED TO DATE

         The Company commenced operations on October 16, 1998. The Company has limited operating history upon which investors can evaluate its business. The Company's operations have incurred losses to date and may continue to do so. AmeriCold Logistics has agreed with the landlord of its temperature controlled logistics warehouses to restructure the leases for 2001 and 2002 to, among other things, reduce the rent and transfer to the landlord an additional portion of maintenance capital requirements. However, AmeriCold Logistics may not generate enough revenues to pay its reduced rents or its share of its capital requirements. The Company is also exploring possible sales of non-core assets of AmeriCold Logistics and possible capital investments in AmeriCold Logistics by new investors. However, the Company may not succeed in selling any such assets or obtaining such additional investments, and Crescent Operating may not grant its consent to any such asset sales as required and may not agree to make any such additional investments. AmeriCold Logistics and the Company may never become profitable.

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

         DEPENDENCE UPON VORNADO

         The Company expects to rely on Vornado to identify business opportunities for the Company, and the Company currently expects that those opportunities will relate in some manner to Vornado and its real estate investments rather than to unrelated businesses. There is no assurance that Vornado will identify opportunities for the Company or that any opportunities that Vornado identifies will be within the Company's financial, operational or management parameters. Vornado is required under the Vornado Agreement to provide the Company with an opportunity to become the lessee of real property acquired by Vornado only if Vornado determines in its sole discretion that, consistent with Vornado's status as a REIT, it is required to enter into a master lease arrangement with respect to such property and that the Company is qualified to act as lessee thereof. Moreover, the Company is entitled to enter into such a master lease arrangement with Vornado only if the Company and Vornado are able to agree on mutually satisfactory lease terms.

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

         SUBSTANTIAL INFLUENCE OF CONTROLLING STOCKHOLDERS; CONFLICTS OF
INTEREST

         As of December 31, 2000, Interstate and its three partners -- Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado) and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company) -- beneficially owned, in the aggregate, 17.7% of the outstanding Vornado Common Shares (excluding shares issuable on conversion of units of the Operating Partnership for this purpose) and beneficially owned, in the aggregate, a 9.9% limited partnership interest in Company L.P. and 7.9% of the Common Stock of the Company (excluding shares underlying SARs and options held by Messrs. Roth and Wight for this purpose). Because of the foregoing, Messrs. Roth, Mandelbaum and Wight and Interstate (collectively, the "Interstate Parties") have substantial influence over the Company and Vornado and on the outcome of any matters submitted to the Company's stockholders or Vornado's shareholders for approval.

         Four of the members of the Company's Board of Directors (including Messrs. Roth and Fascitelli) are members of Vornado's Board of Trustees, and certain members of senior management of the Company hold corresponding positions with Vornado. Members of the Company's Board and senior management may have different percentage equity interests in the Company and in Vornado. Moreover, the Interstate Parties engage in a wide variety of activities in the real estate business. Thus, members of the Board and senior management of the Company and Vornado and the Interstate Parties may be presented with conflicts of interest with respect to certain matters affecting the Company, such as determinations of which of such entities or persons, if any, may take advantage of potential business opportunities, decisions concerning the business focus of such entities (including decisions concerning the types of properties and geographic locations in which such entities make investments), potential competition between business activities conducted, or sought to be conducted, by such entities or persons (including competition for properties and tenants), possible corporate transactions (such as acquisitions) and other strategic decisions affecting the future of such parties.

         RISKS ASSOCIATED WITH POTENTIAL INVESTMENTS AND ABILITY TO MANAGE THOSE INVESTMENTS; COMPETITION

         Although the Company currently expects that the opportunities it pursues will relate in some manner to Vornado and its real estate investments rather than to unrelated businesses, it is possible that they will not. In addition, whether or not such opportunities relate in some manner to Vornado and its real estate investments, the businesses in which it engages may require a wide range of skills and qualifications, and there is no assurance that the Company's management or employees will have, or that the Company will be able to hire and retain employees with, such skills and qualifications. There also is no assurance that the opportunities the Company pursues will be integrated, perform as expected or contribute significant revenues or profits to the Company, and there is a risk that the Company may realize substantial losses with respect thereto. The industries in which the Company will compete may be subject to government regulation and restrictions, some of which may be significant and burdensome. The businesses with which it will compete may be better capitalized or have other features that will make it difficult for the Company to compete effectively.

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

         The Company expects that its cash on hand and borrowings under the Revolving Credit Agreement will be used to support future acquisitions of assets by the Company and other cash requirements including interest and fees under the Revolving Credit Facility. There is no assurance that the Company will have sufficient working capital to cover cash flow deficits, finance future acquisitions or pursue additional opportunities. The Company expects to be able to access capital markets or to seek other financing, including financing from Vornado, but there is no assurance that it will be able to do so at all or in amounts or on terms acceptable to the Company. Under certain circumstances it may be deemed desirable by the Company and Vornado to offer and sell Common Stock and Vornado Common Shares under a common plan of distribution. There is no assurance that the timing, terms and manner of such an offering will be as favorable to the Company as the timing, terms and manner of an offering of Common Stock made independently of Vornado. Neither Vornado nor any other person is obligated to provide any additional funds to the Company, to offer securities under a common plan of distribution or to assist the Company in obtaining additional financing.

         ABSENCE OF DIVIDENDS ON COMMON STOCK

         The Company intends to use its available funds to cover cash flow deficits and to pursue investment and business opportunities and, therefore, does not anticipate the payment of any cash dividends on the Common Stock in the foreseeable future. Payment of dividends on the Common Stock is prohibited under the Revolving Credit Agreement until all amounts outstanding thereunder have been paid in full and the commitment thereunder is terminated, and will also be subject to such limitations as may be imposed by any other credit facilities that the Company may obtain from time to time.

         DEPENDENCE ON KEY PERSONNEL

         The Company is dependent on the efforts of Steven Roth, the Chairman and Chief Executive Officer of the Company, Michael D. Fascitelli, the President of the Company and Emanuel R. Pearlman, Chief Operating Officer of the Company. While the Company believes that it could find replacements for these key personnel, the loss of their services could have an adverse effect on the operations of the Company.

         POTENTIAL ANTI-TAKEOVER EFFECTS OF CHARTER DOCUMENTS AND APPLICABLE LAW

         The Charter and By-laws and applicable sections of the Delaware General Corporation Law (the "DGCL") contain provisions that may make more difficult the acquisition of control of the Company without the approval of the Company's Board.

         DEPENDENCE ON DIVIDENDS AND DISTRIBUTIONS FROM SUBSIDIARIES

         Substantially all of the Company's assets consist of its partnership interests in Company L.P., of which the Company is the sole general partner. Substantially all of Company L.P.'s properties and assets are held through subsidiaries. Any right of the Company's stockholders to participate in any distribution of the assets of any indirect subsidiary of the Company upon the liquidation, reorganization or insolvency of such subsidiary (and any consequent right of the Company's securityholders to participate in those assets) will be subject to the claims of the creditors (including trade creditors) and preferred holders of equity, if any, of Company L.P. and such subsidiary, except to the extent the Company has a recognized claim against such subsidiary as a creditor of such subsidiary. In addition, in the event that claims of the Company as a creditor of a subsidiary are recognized, such claims would be subordinate to any security interest in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by the Company.

         POTENTIAL COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

         Under various federal and state laws a current or previous owner or operator of real estate (including, e.g., the Company as lessee of real estate) may be required to investigate and clean up certain hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred in connection with the contamination. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral or the operator's ability to sell or finance the operations. Other federal, state and local laws, ordinances and regulations require abatement or removal of certain asbestos-containing materials in the event of demolition, renovations or remodeling. The laws also govern emissions of and exposure to asbestos fibers in the air. Air emissions and wastewater discharges and the operation and removal of certain underground storage tanks are also regulated by federal and state laws. In connection with the ownership, operation and management of its properties, including the properties it leases from Vornado or others, the Company could be held liable for the costs of remedial action, or other compliance expenditures, with respect to such regulated substances or tanks and related claims for personal injury, property damage or fines. Further, properties that AmeriCold Logistics (the Company's investee) leases are subject to a variety of environmental laws and regulations in each of the jurisdictions in which it operates governing, among other things, soil and groundwater contamination, the use, handling and disposal of hazardous substances, air emissions, wastewater discharges, and employee health and safety.

ITEM 2.  PROPERTIES

         Under the Vornado Agreement, Vornado makes available to the Company, at Vornado's offices, space for the Company's principal corporate offices, for which the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable space. The Company believes that such facilities will be adequate to meet its expected requirements for the coming year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the position held by such officers since the Company was incorporated. Officers are appointed by and serve at the discretion of the Board of Directors.

         Steven Roth, age 59, is Chairman of the Board and Chief Executive Officer of the Company since incorporation. Mr. Roth has been Chairman of the Board and Chief Executive Officer of Vornado since May 1989 and Chairman of the Executive Committee of the Board of Vornado since April 1988. Since 1968, he has been the managing general partner of Interstate. On March 2, 1995, he became Chief Executive Officer of Alexander's, Inc. ("Alexander's"). Mr. Roth is also a director of Alexander's and of Capital Trust.

         Michael D. Fascitelli, age 44, is President and a director of the Company since incorporation. Mr. Fascitelli has been President and a trustee of Vornado, and a director of Alexander's, since December 2, 1996. From December 1992 to December 1996, Mr. Fascitelli was a partner at Goldman, Sachs & Co. in charge of its real estate practice.

         Joseph Macnow, age 55, is Executive Vice President - Finance and Administration of the Company since incorporation. Mr. Macnow has been Executive Vice President - Finance and Administration of Vornado since January 1998. From 1985 to January 1998, Mr. Macnow was Vice President and Chief Financial Officer of Vornado.

         Emanuel R. Pearlman, age 40, is Chief Operating Officer of the Company since June 2000. Mr. Pearlman has been actively investing in both private and public companies over the course of the last 12 years through various investment partnerships that he managed. In addition to making investments, he has been actively involved in the financial advisory and strategic development roles for such NYSE companies as Bally Entertainment, Bally Total Fitness Holding Corporation and Jackpot Enterprises. He currently serves on the boards of Etrana Corp. and Network-1 Security Solutions, Inc.

         Patrick T. Hogan, age 33, is Vice President - Chief Financial Officer since March 1, 2001. Mr. Hogan served as Chief Financial Officer and Treasurer for Correctional Properties Trust, a Maryland UPREIT, from February 1998 to February 2001; from June 1996 to February 1998, Mr. Hogan worked for the Wackenhut Corporation and Subsidiaries managing treasury and financial reporting functions while also assisting in the formation of Correctional Properties Trust.

         Irwin Goldberg, age 56, was Vice President - Chief Financial Officer of the Company from January 1998 to February 2001. Mr. Goldberg was Vice President
- Chief Financial Officer of Vornado from January 1998 to February 2001. From 1978 to January 1998, Mr. Goldberg was a partner at Deloitte & Touche LLP.

         Neither Mr. Roth nor any other member of management is committed to spending a particular amount of time on the Company's affairs, nor will any of them devote their full time to the Company. Because of their other time commitments and because the Company does not yet own any operating assets, Mr. Roth and the other members of management anticipate that they will initially not be devoting a significant amount of time to the activities of the Company. Once the Company acquires material operating assets, Mr. Roth and the other members of management anticipate that they will devote such time and efforts as they deem reasonably necessary to conduct the operations of the Company while continuing to devote a material amount of their time and efforts to the management and properties of Vornado.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is listed on the American Stock Exchange under the symbol "VOO". The Transfer Agent and Registrar for the Common Stock is First Union National Bank, Charlotte, North Carolina.

         Quarterly price ranges of the Common Stock for the years ended December 31, 2000 and 1999 were as follows:

                                                   YEAR ENDED                       YEAR ENDED
                                                DECEMBER 31, 2000               DECEMBER 31, 1999
                                              ----------------------          ---------------------
           QUARTER                              HIGH           LOW              HIGH         LOW
           -------                            --------      --------          --------     --------
           1st........................        $  14.25      $   5.31          $  10.00     $   5.88
           2nd........................           13.25          5.75              9.13         5.75
           3rd........................            7.88          5.38              8.38         6.00
           4th........................            5.56          1.38              6.94         5.38

         The approximate number of record holders of Common Stock of the Company at December 31, 2000 was 1,100.

         No cash dividends have been declared or paid in respect of the Common Stock. The Company intends to use its available funds to cover cash flow deficits and to pursue investment and business opportunities and, therefore, does not anticipate the payment of any cash dividends on the Common Stock in the foreseeable future. Payment of any dividends on the Common Stock is prohibited under the Revolving Credit Agreement until all amounts outstanding thereunder are paid in full and the commitment thereunder is terminated, and will also be subject to such limitations as may be imposed by any other credit facilities that the Company may obtain from time to time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The declaration of dividends is subject to the discretion of the Board.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                                          For the Period
                                                                                                          October 16, 1998
                                                                                                         (Commencement of
                                                                    Year Ended          Year Ended        Operations) to
                                                                 December 31, 2000   December 31, 1999   December 31, 1998
                                                                 -----------------   -----------------   -----------------
Revenues:
     Interest income .......................................        $     85,441       $    421,690        $    261,948
                                                                    ------------       ------------        ------------
Expenses:
     General and administrative ............................           1,574,963          1,094,773             271,698
     Organization costs ....................................                  --            359,643             971,959
                                                                    ------------       ------------        ------------
Total expenses .............................................           1,574,963          1,454,416           1,243,657
                                                                    ------------       ------------        ------------
                                                                      (1,489,522)        (1,032,726)           (981,709)

Loss from AmeriCold Logistics ..............................         (10,890,600)        (5,546,400)                 --
Loss from Transportal Network ..............................          (4,982,576)          (540,000)                 --
Gain on sale of investment in Charles E. Smith
     Commercial Realty L.P. ................................                  --            280,000                  --
Interest and debt expense to Vornado Realty Trust ..........          (1,904,580)        (1,216,628)                 --
                                                                    ------------       ------------        ------------

Loss before minority interest ..............................         (19,267,278)        (8,055,754)           (981,709)
Minority interest ..........................................           1,581,765            797,520              97,189
                                                                    ------------       ------------        ------------
Net loss ...................................................        $(17,685,513)      $ (7,258,234)       $   (884,520)
                                                                    ============       ============        ============

Net loss per share - basic and diluted .....................        $      (4.35)      $      (1.78)       $       (.22)
                                                                    ============       ============        ============

                                                                December 31, 2000       December 31, 1999       December 31, 1998
                                                                -----------------       -----------------       -----------------
Balance Sheet Data:
     Total assets...........................................      $ 16,729,358            $  21,372,706           $25,226,674
     Note Payable to Vornado Realty Trust...................        19,781,538                4,586,896                    --
     Stockholders' equity (deficit).........................        (4,045,149)              14,357,089            21,653,923

         AmeriCold, URS, Freezer Services, Inc. and the Carmar Group, collectively, are considered predecessors of the Company. The net equity in income (loss) of the predecessors was $2,922,000 from January 1, 1999 to March 11, 1999 (acquisition date), $10,193,000 in 1998, $(11,209,000) in 1997 and
$(2,206,000) in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years Ended December 31, 2000 and December 31, 1999

         The Company had a net loss of $17,685,513 for the year ended December 31, 2000 compared to $7,258,234 for the prior year, an increase of $10,427,279.

         Revenues were $85,441 for the year ended December 31, 2000, compared to $421,690 for the prior year, a decrease of $336,249, which resulted from lower average invested balances.

         General and administrative expenses were $1,574,963 for the year ended December 31, 2000, compared to $1,094,773 for the prior year, an increase of $480,190. This increase results from (i) an increase in payroll costs associated with the Company's Chief Operating Officer hired on June 15, 2000 and (ii) an increase in franchise taxes.

         No organization costs were incurred in the year ended December 31, 2000, whereas $359,643 were incurred in the prior year.

         The Company's loss from AmeriCold Logistics was $10,891,000 for the year ended December 31, 2000, compared to $5,546,000 for the period from March 11, 1999 (acquisition date) to December 31, 1999, an increase of $5,345,000. Included in the loss for the year ended December 31, 2000 is interest income of $171,000 earned on the $3,000,000 promissory note advanced to AmeriCold Logistics by the Company in the third quarter of 2000. Excluding interest income, the loss from AmeriCold Logistics was $11,062,000 for the year ended December 31, 2000.

         On February 22, 2001, AmeriCold Logistics' leases with the Vornado REIT/Crescent REIT Partnership (the "Landlord") were restructured to, among other things, (i) reduce 2001's contractual rent to $146,000,000 ($14,500,000 less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150,000,000 (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

         Had the rent under the lease restructuring discussed above been effective for the year ended December 31, 2000, the Company's loss from AmeriCold Logistics would have been $2,365,000.

         On a pro forma basis, assuming that the acquisition of AmeriCold Logistics had occurred on January 1, 1999, the Company's loss from investment in AmeriCold Logistics increased $4,168,600 compared to the pro forma loss of $6,893,400 for the year ended December 31, 1999. This increase is discussed below:

     AMERICOLD LOGISTICS RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                 The following are discussions of the results of operations of AmeriCold Logistics, the Company's Temperature Controlled Logistics business - see page 4 for a discussion of this business. The data below represents 100% of this business of which the Company owns 60%. For the purpose of the discussions below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to
     (i) warehouses managed by AmeriCold Logistics for the accounts of customers, (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessment, and (iii) Quarry Operations. The data for the year ended December 31, 1999 is pro forma because the acquisition of AmeriCold Logistics occurred on March 11, 1999.

                    Revenues were $676,158,000 for the year ended December 31, 2000, compared to $679,807,000 for the prior year, a decrease of $3,649,000. Revenues from Leased Operations were $460,973,000 for the year ended December 31, 2000, compared to $448,449,000 for the prior year, an increase of $12,524,000. Revenues from Other Operations were $215,185,000 for the year ended December 31, 2000, compared to $231,358,000 for the prior year, a decrease of $16,173,000.

                    The revenue increase in Leased Operations for the year results from (i) an increase in revenue from new warehouses of $10,912,000, and (ii) an increase in revenue at comparable warehouses (operations at warehouses that were leased for each year) of $1,612,000. The decrease in revenue from Other Operations is primarily the result of a decline in Transportation Management Services revenue due to the expiration of a contract with a customer.

                    The gross margin for Leased Operations at comparable warehouses was $181,022,000, or 40.5% for the year ended December 31, 2000, compared to $179,791,000, or 40.4% for the prior year, an increase of $1,231,000. In addition, the increase in gross margin from newly built warehouses was $5,241,000.

                    Operating income from Other Operations was $11,178,000 for the year ended December 31, 2000, compared to $15,015,000 for the prior year, a decrease of $3,837,000. This decrease was due to the expiration of a contract in the Transportation Management Services operation and a decline in the volumes and margins of the Quarry Operations.

                    Rent expense was $170,640,000 for the year ended December 31, 2000, compared to $167,580,000 for the prior year, an increase of $3,060,000. This increase was primarily due to new warehouses. See above for the effect of the lease restructuring on contractual rent.

                    General and administrative expenses were $35,933,000 for the year ended December 31, 2000, compared to $32,588,000 for the prior year, an increase of $3,345,000. This increase resulted primarily from (i) an increase in severance pay of $2,154,000, and (ii) higher corporate office expenses.

                    Depreciation and amortization expense was $7,803,000 for the year ended December 31, 2000, compared to $5,964,000 for the prior year, an increase of $1,839,000. This increase resulted primarily from changes in the purchase price allocation in the fourth quarter of 1999, and an increase in the depreciable asset base.

                    Interest expense was $2,136,000 for the year ended December 31, 2000, compared to $663,000 for the prior year, an increase of $1,473,000. This increase resulted from borrowings and interest on deferred rent balances in 2000.

                    Other income was $727,000 for the year ended December 31, 2000, compared to $592,000 for the prior year, an increase of $135,000.

                    As a result of the aforementioned factors, AmeriCold Logistics' net loss for the year ended December 31, 2000 increased by $6,947,000 to $18,436,000 when compared to the prior year's pro forma loss. The Company's share of this loss is $11,062,000.

-----------------------------------

         Loss from Transportal Network was $4,982,576 for the year ended December 31, 2000, compared to $540,000 for the prior year, an increase of $4,442,576. As discussed below, Transportal Network ceased operations during 2000 and the loss for the current year includes $723,000 relating to shutting down the operation.

         Interest and debt expense to Vornado Realty Trust was $1,904,580 for the year ended December 31, 2000, compared to $1,216,628 for the prior year, an increase of $687,952, which resulted from higher average outstanding balances under the revolving credit facility with Vornado Realty Trust.

         Gain on sale of investment in partnership of $280,000 for the year ended December 31, 1999 results from the exercise of the Company's option to require Vornado to repurchase its investment in Charles E. Smith Commercial Realty L.P.

Years Ended December 31, 1999 and December 31, 1998

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

         The Company owned AmeriCold Logistics from March 11, 1999. The Company's loss from this investment in 1999 was $5,546,400 as compared to the full year pro forma loss of $6,893,400 discussed below.

     AMERICOLD LOGISTICS PRO FORMA RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                  The following are discussions of the pro forma results of operations of AmeriCold Logistics, the Company's Temperature Controlled Logistics business - see page 4 for a discussion of this business. The data below represents 100% of this business of which the Company owns 60%. For the purpose of the discussions below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers, (II) Transportation Management Services , which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessment, and (iii) Quarry Operations. The data below is pro forma because (i) certain of the businesses were acquired in 1998 and (ii) the real estate assets were separated from the remainder of the business in March 1999.

                  In 1999, revenue increased $78,614,000, or 13.1%, to
             $679,807,000. Revenue from Leased Operations increased $29,548,000, or 7.1%, to $448,449,000 while revenue from Other Operations increased $49,066,000, or 26.9%, to $231,358,000.

                  Margin percentage for Leased Operations declined by 0.6%
             resulting in a decline in operating income of approximately $2,513,000. As a result of the increased volume, offset by the margin percentage decline, margin dollars increased by $13,581,000.

                  Operating income from Other Operations was $15,015,000, an increase of $1,705,000 from the prior year.

                  Rent expense increased by $14,932,000, to $167,580,000,
             resulting from percentage rent caused by the increase in revenue from Leased Operations.

                  General and administrative expenses increased by $3,307,000 resulting from increased staffing for long-term growth strategies.

                  Depreciation and amortization expense declined by $2,002,000.
             Interest expense, net of other income, decreased by $1,178,000. These decreases were the result of changes in purchase price allocation and related financing.

                  As a result of the aforementioned factors, the pro forma net loss for 1999 decreased approximately $227,000 to $11,489,000. The Company's share of this loss would have been $6,893,400.

--------------------------

         Loss from investment in Transportal Network was $540,000, which consisted of initial start-up and organization costs for the period ended December 31, 1999.

         Interest and debt expense of $1,216,628 for the year ended December 31, 1999 is comprised of interest on the outstanding balance on the Company's revolving credit facility from Vornado and the fee on the unused portion of the facility.

         Gain on sale of investment in partnership of $280,000 for the year ended December 31, 1999 results from the exercise of the Company's option to require Vornado to repurchase its investment in Charles E. Smith Commercial Realty L.P.

LIQUIDITY AND CAPITAL RESOURCES

         As part of its formation, the Company obtained a $75,000,000 unsecured revolving credit facility from Vornado which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3% (9.56% at December 31, 2000). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; for the years ended December 31, 2000 and 1999 the Company paid $629,833 and $697,425 to Vornado. Amounts may be borrowed under the Revolving

Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). At December 31, 2000 and 1999, $19,781,538 and $4,586,896 were outstanding, respectively. Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends. Debt under the Revolving Credit Agreement is fully recourse against the Company. The Company expects that borrowings under the Revolving Credit Agreement will be used to support future acquisitions of assets by the Company and other cash requirements including interest and fees under the Revolving Credit Agreement. The Company has no external sources of financing except for the Revolving Credit Agreement.

         During the year ended December 31, 2000 the Company funded $9,000,000 to AmeriCold Logistics. In the first quarter, $6,000,000 was funded representing the Company's contribution to complete its share of the March 1999 purchase by AmeriCold Logistics of its non-real estate assets from the Vornado/Crescent Partnership. In the third quarter, $3,000,000 was advanced under a promissory note bearing interest at 12%.

         AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing by the following: (i) discussions with the Landlord to restructure the Leases (see lease restructuring paragraph that follows); (ii) sales of non-core assets; and (iii) capital infusion by new investors.

         Lease Restructuring

         On February 22, 2001, the leases were restructured to, among other things, (i) reduce 2001's contractual rent to $146,000,000 ($14,500,000 less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150,000,000 (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

         Total rent expense was $164,494,000 and $133,093,000 for the year ended December 31, 2000 and the period March 11, 1999 (acquisition date) to December 31, 1999, respectively, of which AmeriCold Logistics deferred $19,011,000 and $5,400,000. As at December 31, 2000, the balance of AmeriCold Logistics deferred rent is as follows:

                                                                 The Company's
                                                  Total              Share
                                                -----------      -------------
           2000:

             Quarter ended December 31          $ 7,511,000      $   4,506,600
             Quarter ended September 30           4,800,000          2,880,000
             Quarter ended June 30                6,700,000          4,020,000
                                                -----------      -------------
                                                 19,011,000         11,406,600

           1999:

             Quarter ended December 31            5,400,000          3,240,000
                                                -----------      -------------
                                                $24,411,000      $  14,646,600
                                                ===========      =============


         In the aggregate, the Company's investments do not generate sufficient cash flow to pay all of its expenses. The Company estimates that it has adequate borrowing capacity under its credit facility to meet its cash requirements.

Cash Flows Year Ended December 31, 2000

         Cash flows used in operating activities of $3,148,337 were comprised of net loss of $17,685,513 offset by: (i) the net change in operating assets and liabilities of $137,630, and (ii) adjustments for non-cash and non-operating items of $14,399,546. The adjustments for non-cash and non-operating items are comprised of (i) loss from AmeriCold Logistics of $11,046,600 and (ii) loss from Transportal Network of $4,982,576, offset by (i) minority interest of $1,581,765 and (ii) non-cash compensation of $47,865.

         Net cash used in investing activities of $14,718,012 was comprised of investment in and advances to AmeriCold Logistics of $9,000,000, investment in Transportal Network of $4,940,382, and purchases of securities available for sale of $777,630.

         Net cash provided by financing activities of $15,198,043 was comprised primarily of proceeds from borrowings of $17,100,000, offset by repayments of borrowings under the Company's revolving credit facility with Vornado of $1,905,358.

Cash Flows Year Ended December 31, 1999

         Cash flows used in operating activities of $2,963,096 were comprised of
(i) net loss of $7,258,234 and (ii) the net change in operating assets and liabilities of $719,592, offset by adjustments for non-cash and non-operating items of $5,014,730. The adjustment for non-cash and non-operating items are comprised of (i) loss from investment in AmeriCold Logistics of $5,546,400, (ii) loss from investment in Transportal Network of $540,000 and (iii) stock appreciation rights compensation expense of $5,850, offset by (i) minority interest of $797,520 and (ii) gain on the sale of investment in Charles E. Smith Commercial Realty L.P. of $280,000.

         Net cash used in investing activities of $10,158,891 was comprised of investment in AmeriCold Logistics of $23,358,891, offset by proceeds from the sale of investment in Charles E. Smith Commercial Realty L.P. of $13,200,000.

         Net cash provided by financing activities of $4,548,296 was comprised primarily of proceeds from borrowing of $18,586,896, offset by repayments of borrowings under the Company's revolving credit facility with Vornado of $14,000,000.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt SFAS No. 133, as amended by SFAS No. 138, effective January 1, 2001. Because the Company does not currently utilize derivative instruments or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2000 and 1999, the Company had $19,781,538 and $4,586,896 of variable rate debt outstanding bearing interest at LIBOR plus 3.00% (9.56% at December 31, 2000). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt would result in a $197,815 increase in the Company's annual net loss for the year ended December 31, 2000 ($0.05 per basic and diluted share).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
Independent Auditors' Report..............................................................................       20
Consolidated Balance Sheets at December 31, 2000 and 1999.................................................       21
Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and the period
    October 16, 1998 (Commencement of Operations) to December 31, 1998....................................       22
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000 and
     1999 and the period October 16, 1998 (Commencement of Operations) to December 31, 1998...............       23
Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999 and the period
    October 16, 1998 (Commencement of Operations) to December 31, 1998....................................       24
Notes to Consolidated Financial Statements................................................................       25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Vornado Operating Company
New York, New York

         We have audited the accompanying consolidated balance sheets of Vornado Operating Company as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period October 16, 1998 (commencement of operations) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Operating Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period October 16, 1998 (commencement of operations) to December 31, 1998 in conformity with accounting principles generally accepted in the Unites States of America.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 1, 2001

                            VORNADO OPERATING COMPANY

                           CONSOLIDATED BALANCE SHEETS




                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                       2000                 1999
                                                                                       ----                 ----
                                     ASSETS

Cash and cash equivalents                                                          $    589,564         $  3,257,870
Marketable securities                                                                    57,504                 --
Investment in and advances to AmeriCold Logistics                                    15,765,891           17,812,491
Prepaid expenses and other assets                                                       316,399              302,345
                                                                                   ------------         ------------
                                                                                   $ 16,729,358         $ 21,372,706
                                                                                   ============         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Note payable to Vornado Realty Trust                                               $ 19,781,538         $  4,586,896
Due to Transportal Network                                                              582,194              540,000
Due to Vornado Realty Trust                                                              73,359               90,000
Accrued expenses                                                                        337,416              216,956
                                                                                   ------------         ------------
     Total liabilities                                                               20,774,507            5,433,852
                                                                                   ------------         ------------
Minority interest                                                                          --              1,581,765
                                                                                   ------------         ------------

Commitments and contingencies

Stockholders' equity:
     Common stock: par value $.01 per share; authorized, 40,000,000 shares;
       issued and outstanding, 4,068,924 and 4,068,310 shares                            40,689               40,683
Additional paid-in capital                                                           22,462,555           22,459,160
Deficit                                                                             (25,828,267)          (8,142,754)
                                                                                   ------------         ------------
                                                                                     (3,325,023)          14,357,089
Accumulated other comprehensive loss                                                   (720,126)                --
                                                                                   ------------         ------------
     Total stockholders' equity (deficit)                                            (4,045,149)          14,357,089
                                                                                   ------------         ------------
                                                                                   $ 16,729,358         $ 21,372,706
                                                                                   ============         ============



                See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                          FOR THE PERIOD OCTOBER
                                                                                                          16, 1998 (COMMENCEMENT
                                                         YEAR ENDED DECEMBER       YEAR ENDED DECEMBER       OF OPERATIONS) TO
                                                               31, 2000                 31, 1999             DECEMBER 31, 1998
                                                               --------                 --------             -----------------
Revenues:
     Interest income                                         $     85,441             $    421,690             $    261,948
                                                             ------------             ------------             ------------

Expenses:
     General and administrative                                 1,574,963                1,094,773                  271,698
     Organization costs                                              --                    359,643                  971,959
                                                             ------------             ------------             ------------
Total expenses                                                  1,574,963                1,454,416                1,243,657
                                                             ------------             ------------             ------------
                                                               (1,489,522)              (1,032,726)                (981,709)

Loss from AmeriCold Logistics                                 (10,890,600)              (5,546,400)                    --
Loss from Transportal Network                                  (4,982,576)                (540,000)                    --
Interest and debt expense to Vornado Realty Trust              (1,904,580)              (1,216,628)                    --
Gain on sale of investment in Charles E. Smith
         Commercial Realty L.P.                                      --                    280,000                     --
                                                             ------------             ------------             ------------
Loss before income tax benefit and
         minority interest                                    (19,267,278)              (8,055,754)                (981,709)

Income tax benefit                                                   --                       --                       --
                                                             ------------             ------------             ------------

Loss before minority interest                                 (19,267,278)              (8,055,754)                (981,709)

Minority interest                                               1,581,765                  797,520                   97,189
                                                             ------------             ------------             ------------

Net loss                                                     $(17,685,513)            $ (7,258,234)            $   (884,520)
                                                             ============             ============             ============

Net loss per share -- basic and diluted                      $      (4.35)            $      (1.78)            $       (.22)
                                                             ============             ============             ============






See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                     ACCUMULATED        TOTAL
                                                      ADDITIONAL                        OTHER        STOCKHOLDERS'
                                            COMMON     PAID-IN                      COMPREHENSIVE       EQUITY        COMPREHENSIVE
                                            STOCK      CAPITAL         DEFICIT          LOSS          (DEFICIT)            LOSS
                                            -----      -------         -------          ----          ---------            ----
Cash contribution for 1,000 shares on
    October 16, 1998                           $10   $24,999,990    $          --    $      --       $25,000,000       $        --
Additional stock issued in connection
    with the distribution, 4,514,327
    shares                                  45,143       (45,143)              --            --               --                --
Additional equity contribution                  --        14,917               --            --           14,917                --
Exchange with Interstate Properties,
    447,017 shares                         (4,470)    (2,472,004)              --            --       (2,476,474)               --
Net loss                                        --            --         (884,520)           --         (884,520)         (884,520)
                                           -------   -----------     ------------    ----------     ------------      ------------
BALANCE, DECEMBER 31, 1998                  40,683    22,497,760         (884,520)           --       21,653,923       $  (884,520)
                                                                                                                         =========
Costs incurred to register securities
         for stock option plan                  --       (38,600)              --            --          (38,600)               --
Net loss                                        --            --       (7,258,234)           --       (7,258,234)      $(7,258,234)
                                           -------   -----------     ------------    ----------     ------------      ------------
BALANCE, DECEMBER 31, 1999                  40,683    22,459,160       (8,142,754)           --       14,357,089       $(7,258,234)
                                                                                                                       ===========
Common Stock issued under employees'
    stock plan                                   6         3,395               --            --            3,401                --
Unrealized loss on securities available
    for sale                                    --            --               --      (720,126)        (720,126)        $(720,126)
Net loss                                        --            --     (17,685,513)            --      (17,685,513)      (17,685,513)
                                           -------   -----------     ------------    ----------     ------------      ------------
BALANCE, DECEMBER 31, 2000                 $40,689   $22,462,555    $(25,828,267)    $ (720,126)     $(4,045,149)     $(18,405,639)
                                           =======   ===========    =============    ==========     ============      ============



See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              FOR THE PERIOD OCTOBER
                                                                                                              16, 1998 (COMMENCEMENT
                                                                   YEAR ENDED DECEMBER   YEAR ENDED DECEMBER     OF OPERATIONS) TO
                                                                        31, 2000              31, 1999           DECEMBER 31, 1998
                                                                        --------              --------           -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $(17,685,513)          $(7,258,234)            $ (884,520)
     Adjustments to reconcile net loss to net cash used in
         operations:
         Minority interest                                              (1,581,765)             (797,520)               (97,189)
        Equity in loss from AmeriCold Logistics (net of interest
            receivable of $15,000)                                      11,046,600             5,546,400                     --
         Loss from Transportal Network                                   4,982,576               540,000                     --
         Stock appreciation rights compensation (income)
            expense                                                        (47,865)                5,850                 42,015
         Gain on sale of investment in Charles E. Smith
         Commercial Realty L.P.                                                 --              (280,000)                    --
     Changes in operating assets and liabilities:
         Prepaid expenses and other assets                                 (14,054)              172,768               (475,113)
         Accrued expenses                                                  168,325                84,091                 85,000
         Due to Vornado Realty Trust                                       (16,641)             (976,451)             1,066,451
                                                                        ----------            ----------            -----------
Net cash used in operating activities                                   (3,148,337)           (2,963,096)              (263,356)
                                                                        ----------            ----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in and advances to AmeriCold Logistics                  (9,000,000)          (23,358,891)                    --
     Investment in Transportal Network                                  (4,940,382)                   --                     --
     Proceeds from sale of (investment in) Charles E. Smith
         Commercial Realty L.P.                                                 --            13,200,000            (12,920,000)
     Purchases of securities available for sale                           (777,630)                   --                     --
                                                                        ----------            ----------            -----------
Net cash used in investing activities                                  (14,718,012)          (10,158,891)           (12,920,000)
                                                                        ----------            ----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                           17,100,000            18,586,896                     --
     Repayments on borrowings                                           (1,905,358)          (14,000,000)                    --
     Other                                                                   3,401               (38,600)                    --
     Initial capital contribution                                               --                    --             25,000,000
     Additional equity contribution                                             --                    --                 14,917
                                                                        ----------            ----------            -----------
Net cash provided by financing activities                               15,198,043             4,548,296             25,014,917
                                                                        ----------            ----------            -----------

Net (decrease) increase in cash and cash equivalents                    (2,668,306)           (8,573,691)            11,831,561
Cash and cash equivalents at beginning of period                         3,257,870            11,831,561                     --
                                                                        ----------            ----------            -----------

Cash and cash equivalents at end of period                                $589,564            $3,257,870            $11,831,561
                                                                        ==========            ==========            ===========

SUPPLEMENTAL INFORMATION:
     Cash payments for interest                                         $1,904,580            $1,216,628            $        --
                                                                        ==========            ==========            ===========

NON-CASH TRANSACTIONS:
     Exchange with Interstate Properties                                $       --            $       --            $ 2,476,474
                                                                        ==========            ==========            ===========
     Unrealized loss on securities available for sale                   $ (720,126)           $       --            $        --
                                                                        ==========            ==========            ===========

See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS

         Vornado Operating Company, a Delaware Corporation, was incorporated on October 30, 1997, as a wholly owned subsidiary of Vornado Realty Trust together with its consolidated subsidiaries and preferred stock affiliates ("Vornado") and commenced Operations on October 16, 1998. In order to maintain its status as a real estate investment trust ("REIT") for federal income tax purposes, Vornado is required to focus principally on investments in real estate assets. Accordingly, Vornado is prevented from owning certain assets and conducting certain activities that would be inconsistent with its status as a REIT. Vornado Operating Company was formed to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. Vornado Operating Company is intended to function principally as an operating company, in contrast to Vornado's principal focus of investment in real estate assets. Vornado Operating Company is able to do so because it is taxable as a regular "C" corporation rather than a REIT.

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

         The Company holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of December 31, 2000 owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries including Company L.P.

         In the aggregate, the Company's investments do not generate sufficient cash flow to pay all of its expenses. The Company estimates that it has adequate borrowing capacity under its credit facility to meet its cash requirements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of the Company and Company L.P. All significant intercompany amounts have been eliminated. Certain reclassifications to prior year amounts have been made to conform with the current year's presentation. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

         MARKETABLE SECURITIES: During the year ended December 31, 2000, the Company purchased marketable securities which it intends to hold for an indefinite period of time and therefore has classified them as securities available for sale. Unrealized gains and losses are included as a component of stockholders' equity (deficit) and other comprehensive loss. Realized gains or losses on the sale of securities are recorded based on average cost.

         At December 31, 2000, marketable securities had an aggregate market value of $57,504, resulting in gross unrealized losses of $720,126.

         EQUITY INVESTEES: Equity interests in partially-owned entities include partnerships and joint ventures and are accounted for under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost and subsequently adjusted for net equity in income
(loss) and cash contributions and distributions.

                            VORNADO OPERATING COMPANY

         FAIR VALUE OF FINANCIAL INSTRUMENTS: All financial instruments of the Company are reflected in the accompanying consolidated balance sheets at historical cost which, in management's estimation, based upon an interpretation of available market information and valuation methodologies, reasonably approximates their fair values. Such fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of the Company's financial instruments.

         INCOME TAXES: Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the treatment of certain items for financial statement purposes and the treatment of those items for corporation tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

         The net basis of the Company's assets and liabilities for tax purposes approximates the amount reported for financial statement purposes.

         AMOUNTS PER SHARE: Basic and diluted loss per share exclude the effects of options. Stock options outstanding were not dilutive in any period.

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

         RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt SFAS No. 133, as amended by SFAS No. 138, effective January 1, 2001. Because the Company does not currently utilize derivative instruments or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

3.   ACQUISITION AND DISPOSITION

Temperature Controlled Logistics Business ("AmeriCold Logistics")

         In October 1997, a partnership (the "Vornado/Crescent Partnership") in which Vornado has a 60% interest and Crescent Real Estate Equities Company has a 40% interest acquired each of AmeriCold Corporation and URS Logistics, Inc. In June 1998, the Vornado/Crescent Partnership acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group.

         In March 1999, the Company and Crescent Operating Inc. ("Crescent Operating") formed a new partnership - the "Vornado Crescent Logistics Operating Partnership" (which does business under the name "AmeriCold Logistics") that purchased all of the non-real estate assets of the Vornado/Crescent Partnership (the

                            VORNADO OPERATING COMPANY

"Landlord") for $48,700,000, of which the Company's 60% share was $29,200,000. AmeriCold Logistics leases 88 temperature controlled warehouses from the Vornado/Crescent Partnership, which continues to own the real estate. The leases, which commenced in March 1999, as amended, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $5,000,000 annually. AmeriCold Logistics has the right to defer the payment of 15% of fixed base rent and all percentage rent for up to three years beginning on March 11, 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. (On February 22, 2001 the leases were restructured, see discussion in Note 4 `Investments in Partnerships'.) In addition to the leased warehouses, AmeriCold Logistics manages 11 additional warehouses.

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

                            VORNADO OPERATING COMPANY

         Condensed Consolidated Pro Forma Operating Results

                                                                                      Pro Forma
                                                                                 Twelve Months Ended
                                                                                  December 31, 1999
                                                                                  -----------------
Revenues                                                                             $   422,000
Expenses                                                                              (1,454,000)
                                                                                     -----------
                                                                                      (1,032,000)

Loss from investment in AmeriCold Logistics                                           (6,893,000)
Loss from investment in Transportal Network                                             (540,000)
Interest and debt expense                                                             (1,467,000)
Gain on sale of investment in Charles E. Smith Commercial Realty LP Realty               280,000
Minority interest                                                                        956,000
                                                                                     -----------

Net loss                                                                             $(8,696,000)
                                                                                     ===========

Net loss per share - basic and diluted                                               $     (2.14)
                                                                                     ===========


4.       INVESTMENTS IN PARTNERSHIPS

         The Company's investments in and advances to partnership and loss recognized from such investments are as follows:

         (amounts in thousands)
                                      Investments in and Advances to                                              Total Partners'
                                                Partnership            Total Assets           Total Debt              Capital
                                                -----------            ------------           ----------              -------
                                       December 31,  December 31,
                                          2000          1999          2000       1999       2000       1999       2000       1999
                                          ----          ----          ----       ----       ----       ----       ----       ----
AmeriCold Logistics (60% interest)      $ 15,766      $ 17,812      $161,680   $153,512   $  6,937        $--   $ 16,213   $ 29,479
                                        ========      ========      ========   ========   ========   ========   ========   ========

         During the year ended December 31, 2000 the Company funded $9,000,000 to AmeriCold Logistics. In the first quarter $6,000,000 was funded representing the Company's contribution to complete its share of the March 1999 purchase by AmeriCold Logistics of its non-real estate assets from the Vornado/Crescent Partnership. In the third quarter, $3,000,000 was advanced under a promissory note bearing interest at 12%.

            (amounts in thousands)        Loss from Investments in Partnerships
                                          -------------------------------------
                                                    For The Year Ended
                                                    ------------------
                                          December 31, 2000    December 31, 1999
                                          -----------------    -----------------
AmeriCold Logistics (60% interest)            $(10,891)            $ (5,546)
Transportal Network (60% interest)              (4,983)                (540)
                                              --------             --------
                                              $(15,874)            $ (6,086)
                                              ========             ========

                            VORNADO OPERATING COMPANY

         The following condensed operating data represents 100% of AmeriCold Logistics of which the Company's share is 60%:

         (amounts in thousands)
                                                            For the Period
                                                            March 11, 1999
                                    For the Year Ended   (Acquisition Date) to
                                     December 31, 2000      December 31,1999
Revenues                                 $ 676,158             $ 557,708
                                         =========             =========

Costs other than depreciation
    applicable to revenues               $ 649,449             $ 535,426
                                         =========             =========

Net loss                                 $ (18,436)            $  (9,244)
                                         =========             =========

         AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing by the following: (i) discussions with the Landlord to restructure the Leases (see lease restructuring paragraph that follows); (ii) sales of non-core assets; and (iii) capital infusion by new investors.

         Lease Restructuring

         On February 22, 2001, the leases were restructured to, among other things, (i) reduce 2001's contractual rent to $146,000,000 ($14,500,000 less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150,000,000 (plus contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.


         Total rent expense was $164,494,000 and $133,093,000 for the year ended December 31, 2000 and the period March 11, 1999 (acquisition date) to December 31, 1999, respectively, of which AmeriCold Logistics deferred $19,011,000 and $5,400,000. As at December 31, 2000, the balance of AmeriCold Logistics deferred rent is as follows:

                                                                   The Company's
                                                    Total              Share
           2000:
             Quarter ended December 31            $7,511,000         $4,506,600
             Quarter ended September 30            4,800,000          2,880,000
             Quarter ended June 30                 6,700,000          4,020,000
                                                   ---------          ---------
                                                  19,011,000         11,406,600
           1999:
             Quarter ended December 31             5,400,000          3,240,000
                                                   ---------          ---------
                                                 $24,411,000        $14,646,600
                                                 ===========        ===========

         The following discussion relates to the Company's 60% investment in Transportal Network ("Transportal"):

         Pursuant to a plan announced to employees on September 28, 2000, Transportal, a 60% owned internet start-up, ceased operations because of a failure to attract third party funding. As a result, the Company recorded a charge of $4,983,000 for the year ended December 31, 2000, representing the Company's share of Transportal's loss of $4,260,000 and the estimated cost to cease Transportal's operations of $723,000. The Company's share of losses (including costs to cease operations) from October 1999 (inception) to December 31, 2000 were $5,523,000 and are included in the Company's consolidated statements of operations as "Loss from Transportal Network".

                            VORNADO OPERATING COMPANY

5.   INCOME TAXES

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, specifically (i) the 2000 net operating loss carryforward as reflected on the Company's tax return, (ii) the book to tax differences arising from the Company's investment in AmeriCold Logistics and (iii) the write-off of organization costs in 1999 and 1998 for financial reporting purposes and the amortization of such costs over 60 months for tax reporting purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2000, and 1999 are as follows:


                                                                  December 31, 2000        December 31, 1999
                                                                  -----------------        -----------------
Deferred assets (liabilities):
   Organization costs                                                $    308,700             $    415,200
   Accrued compensation                                                      --                     19,100
   Minority interest (taxed directly to Limited Partners)               1,049,400                  319,000
   Net operating loss carryforward                                      9,550,500                2,847,000
   Loss on Transportal Network                                               --                    216,000
   Equity interest in AmeriCold Logistics                                 427,900                 (186,700)
                                                                     ------------             ------------
                                                                       11,336,500                3,629,600
Valuation allowance                                                   (11,336,500)              (3,629,600)
                                                                     ------------             ------------
Net deferred tax asset                                               $         --             $         --
                                                                     ============             ============

         Because the Company has only a limited operating history, a valuation allowance has been established for its deferred tax assets. The need for this allowance will be reassessed periodically based upon the operating results of the Company.


         A reconciliation of income taxes to the expected income tax benefit is as follows:

                                                                                                             For the Period
                                                                                                            October 16, 1998
                                                                                                            (Commencement of
                                                       Year Ended December       Year Ended December         Operations) to
                                                            31, 2000                  31, 1999              December 31, 1998
                                                            --------                  --------              -----------------
Loss before income taxes and minority interest            $ 19,267,300              $  8,055,800              $    981,700
Statutory federal income tax rate                                   34%                       34%                       34%
                                                          ------------              ------------              ------------
                                                             6,550,900                 2,739,000                   333,800
Expected state income tax benefit                            1,156,000                   483,300                    58,900
                                                          ------------              ------------              ------------
                                                             7,706,900                 3,222,300                   392,700
Valuation allowance                                         (7,706,900)               (3,222,300)                 (392,700)
                                                          ------------              ------------              ------------
Income taxes                                              $         --              $         --              $         --
                                                          ============              ============              ============

6.   REVOLVING CREDIT FACILITY

         As part of its formation, the Company obtained a $75,000,000 unsecured revolving credit facility from Vornado which expires on December 31, 2004. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus 3% (9.56% at December 31, 2000). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; for the years ended December 31, 2000 and 1999 the Company paid $629,833 and $697,425 to Vornado. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). At December 31, 2000 and 1999, $19,781,538 and $4,586,896 were outstanding, respectively. Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness

                            VORNADO OPERATING COMPANY
to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends.

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

         If compensation cost for Plan awards had been determined based on fair value at the grant dates, net loss and loss per share would have been reduced to the pro forma amounts below:

                                                                                        For the Period
                                                                                        October 16, 1998
                                                                                        (Commencement of
                                  Year Ended December       Year Ended December          Operations) to
                                       31, 2000                  31, 1999               December 31, 1998
                                       --------                  --------               -----------------
Net loss:
As reported                        $  (17,685,513)            $   (7,258,234)            $     (884,520)
Pro forma                          $  (18,421,033)            $   (7,806,539)            $   (1,002,772)
Net loss per share:
     Basic and diluted:
         As reported               $        (4.35)            $        (1.78)            $         (.22)
         Pro forma                 $        (4.53)            $        (1.92)            $         (.25)

         The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the periods ended December 31, 2000 and 1998 (no options were granted in the year ended December 31, 1999):

                                                                     For the Period
                                                                    October 16, 1998
                                                                    (Commencement of
                                          Year Ended December        Operations) to
                                                31, 2000           December 31, 1998
                                                --------           -----------------
          Expected volatility                     194%                     71%
          Expected life                           5 Years                  5 Years
          Risk-free interest rate                 5.0%                     4.6%
          Expected dividend yield                   --                      --

                            VORNADO OPERATING COMPANY

         A summary of the Plan's status and changes are presented below:

                                                                                                  For the Period October 9,
                                                                                                    1998 (Grant Date) to
                                              December 31, 2000          December 31, 1999            December 31, 1998
                                                          Exercise                 Exercise                       Exercise
                                            Shares         Price        Shares       Price         Shares          Price
                                            ------         -----        ------       -----         ------          -----
Outstanding at January 1                    479,319      $    5.54     486,599     $    5.54            --        $    --

Granted                                     175,000           6.72          --            --       486,809           5.54

Exercised                                      (614)          5.54          --            --            --             --

Cancelled                                    (2,230)          5.54      (7,280)         5.54          (210)          5.54
                                           --------                   --------                    --------

Outstanding at December 31                  651,475      $    5.86     479,319     $    5.54       486,599        $  5.54
                                           ========                   ========                    ========

Options exercisable at December 31          319,414                    162,868                          --
                                           ========                   ========                    ========

Fair value of options granted during
the year ended December 31 (per option)    $   6.54                   $     --                    $   3.43
                                           ========                   ========                    ========

         The following table summarizes information about options outstanding under the Plan at December 31, 2000:

               Options Outstanding                                     Options Exercisable
               -------------------                                     -------------------
                     Number
                 Outstanding at          Remaining                 Number
  Exercise        December 31,          Contractual             Exercisable at
   Price             2000                  Life               December 31, 2000     Exercise Price
$      5.54         476,475              7.8 Years                319,414            $      5.54
       6.72         175,000              9.4 Years                     --                     --
                    -------                                       -------
                    651,475                                       319,414
                    =======                                       =======

         Shares available for future grant at December 31, 2000 were 463,451.


         Stock appreciation rights ("SARs") were granted to an officer of the Company prior to the Distribution. SARs are granted at 100% of the market price of the Common Stock at the date of grant. SARs vest ratably, becoming fully vested 36 months after grant. SARs issued at the Distribution and outstanding at December 31, 2000 were 130,000, with an exercise price of $5.54. 86,700 SARs were exercisable at December 31, 2000. The Company reversed all of the previous year's compensation expense relating to SARs in the amount of $47,865 in the year ended December 31, 2000, of which $5,850 and $42,015 was recognized as expense for the years ended December 31, 1999 and 1998, respectively.

8.   VORNADO AGREEMENT

         The Company and Vornado have entered into an agreement ("Vornado Agreement") pursuant to which, among other things, (a) Vornado will under certain circumstances offer the Company an opportunity to become the lessee of certain real property owned now or in the future by Vornado (under mutually satisfactory lease terms) and

                            VORNADO OPERATING COMPANY

(b) the Company will not make any real estate investment or other REIT-Qualified Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity.

         Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's offices, space for the Company's principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and reimburses Vornado for certain costs incurred and paid to third parties on behalf of the Company. For the years ended December 31, 2000 and 1999, the Company incurred approximately $330,000 and for the period October 16, 1998 (commencement of operations) to December 31, 1998, the Company incurred approximately $50,000, for such services.

         Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

9.   MINORITY INTEREST

         Minority interest represents limited partnership interests in Company L.P. not owned by the Company. On October 16, 1998, (i) Interstate Properties, a New Jersey general partnership ("Interstate"), exchanged 447,017 shares of Common Stock for a 9.9% undivided interest in all of the Company's assets and
(ii) Interstate and the Company contributed all of their interests in such assets to Company L.P. and in return Interstate received a 9.9% limited partnership interest and the Company received the 90.1% sole general partnership interest therein. At any time after October 16, 1999, Interstate has the right to have its limited partnership interest in Company L.P. redeemed by Company L.P. either (a) for cash in an amount equal to the fair market value, at the time of redemption, of 447,017 shares of Common Stock or (b) for 447,017 shares of Common Stock, in each case as selected by the Company and subject to customary anti-dilution adjustments.

         During the year ended December 31, 2000, the investment in Company L.P. by minority holders was fully absorbed by losses. The minority interest's 9.9% share of future losses will be recognized by the Company.

         No distributions were made to Interstate for the years ended December 31, 2000 and 1999 and the period October 16, 1998 (commencement of operations) to December 31, 1998.

                            VORNADO OPERATING COMPANY

10.  LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                                                                                    For the Period
                                                                                                                   October 16, 1998
                                                                                               Year Ended          (Commencement of
                                                                        Year Ended            December 31,          Operations) to
                                                                     December 31, 2000           1999              December 31, 1998
                                                                     -----------------           ----              -----------------
Numerator:
     Net loss                                                          $(17,685,513)          $ (7,258,234)          $   (884,520)
                                                                       ============           ============           ============

Denominator:
     Denominator for basic loss per share-weighted average                4,068,727              4,068,310              4,068,310

     Effect of dilutive securities:
         Employee stock options                                                --                     --                     --
                                                                       ------------           ------------           ------------
     Denominator for diluted loss per share-adjusted weighted             4,068,727              4,068,310              4,068,310
                                                                       ============           ============           ============

Net loss per share-basic and diluted                                   $      (4.35)          $      (1.78)          $       (.22)
                                                                       ============           ============           ============

11.      CONTINGENCIES

         The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

12.      SUMMARY OF QUARTERLY RESULTS (UNAUDITED):

                                                                                                 NET LOSS
                                                                                                 PER SHARE
                                                      REVENUE              NET LOSS       (BASIC AND DILUTED) (1)
                                                      -------              --------       -----------------------
(amounts in thousands, except share amounts)

2000
   March 31                                         $    41,778          $(5,527,628)          $     (1.36)
   June 30                                               36,865           (5,288,474)                (1.30)
   September 30                                           2,875           (4,288,513)                (1.05)
   December 31                                            3,923           (2,580,898)                 (.63)

1999
   March 31                                         $   178,804          $  (147,397)          $      (.04)
   June 30                                              145,748           (2,065,188)                 (.51)
   September 30                                          48,316           (2,579,313)                 (.63)
   December 31                                           48,822           (2,466,336)                 (.61)


   (1) The total for the year may differ from the sum of the quarters as a result of weighting.

                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to directors of the Company will be contained in a definitive Proxy Statement involving the election of directors which the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2000, and such information is incorporated herein by reference. For information on the executive officers of the Company, see "Item 4. Submission of Matters to a Vote of Security Holders - Executive Officers of the Registrant" in
Part I of this Annual Report on Form 10-K.


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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in "Item 10. Directors and Executive Officers of the Registrant," and such information is incorporated herein by reference.

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

                                                                                     Pages in this
                                                                                     Annual Report
                                                                                     on Form 10-K
                                                                                     ------------
Vornado Crescent Logistics Operating Partnership and Subsidiary:

     Independent Auditors' Report                                                          38

     Consolidated Balance Sheets at December 31, 2000 and 1999                             39

     Consolidated Statements of Operations for the Year Ended December 31,
     2000 and the Period from March 11,1999 (Date of Inception) to
     December 31, 1999                                                                     41

     Consolidated Statements of Partners' Capital for the Year
     Ended December 31, 2000 and 1999                                                      43

     Consolidated Statements of Cash Flows for the Year Ended December 31, 2000
     and the Period from March 11, 1999 (Date of Inception) to December 31, 1999

     Notes to Financial Statements                                                         45

         Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

                  3.       Exhibits

                           See Exhibit Index on page 53.

         (b)      Reports on Form 8-K.

                  During the last quarter of the period covered by this Annual Report on Form 10-K, the following report on From 8-K was filed:

           Period Covered (Date of Event
                     Reported)                        Items Reported                    Date Filed
                     ---------                        --------------                    ----------
                  October 6, 2000           Press release regarding Transportal       October 6, 2000
                                                Network ceasing operations

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 VORNADO OPERATING COMPANY



                                 By: /s/ Joseph Macnow
                                     -------------------------------
                                     Joseph Macnow, Executive Vice President
                                          - Finance and Administration


Date:  March 1, 2001


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

                     SIGNATURE                                     TITLE                       DATE
                     ---------                                     -----                       ----
By:   /s/ Steven Roth                                     Chairman of the Board of          March 1, 2001
    ----------------------------------------                Directors (Principal
          (Steven Roth)                                     Executive Officer)

By:   /s/ Michael D. Fascitelli                           President and Director            March 1, 2001
    ----------------------------------------
          (Michael D. Fascitelli)

By:   /s/ Douglas H. Dittrick                             Director                          March 1, 2001
    ----------------------------------------
          (Douglas H. Dittrick)

By:   /s/ Martin N. Rosen                                 Director                          March 1, 2001
    ----------------------------------------
          (Martin N. Rosen)

By:   /s/ Richard R. West                                 Director                          March 1, 2001
    ----------------------------------------
          (Richard R. West)

By:   /s/ Russell B. Wight, Jr.                           Director                          March 1, 2001
    ----------------------------------------
          (Russell B. Wight, Jr.)

INDEPENDENT AUDITORS' REPORT


To the Partners
Vornado Crescent Logistics Operating Partnership and Subsidiary:

We have audited the accompanying consolidated balance sheets of Vornado Crescent Logistics Operating Partnership and Subsidiary (the "Partnership") as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' capital, and cash flows for the year ended December 31, 2000 and for the period from March 11, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Vornado Crescent Logistics Operating Partnership and Subsidiary at December 31, 2000 and 1999, and their consolidated results of operations and cash flows for the year ended December 31, 2000 and for the period from March 11, 1999 (date of inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP
Atlanta, Georgia

February 27, 2001

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
(AMOUNTS IN THOUSANDS)

ASSETS                                                                            2000                1999
------                                                                            ----                ----
CURRENT ASSETS:
  Cash and cash equivalents                                                     $   6,215           $   7,988
  Restricted cash                                                                  14,736              16,887
  Trade accounts receivable, net of allowance for doubtful
     accounts of $3,502 and $2,036, respectively                                   77,889              77,010
  Other current assets                                                              6,821               7,891
  Working capital to be collected on behalf of Real Estate Companies               (7,507)            (12,951)
                                                                                ---------           ---------

                                                                                   98,154              96,825

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                             18,533              18,442
  Buildings and improvements                                                        2,476               1,517
  Machinery and equipment                                                          44,131              33,127
                                                                                ---------           ---------

                                                                                   65,140              53,086

  Less accumulated depreciation                                                   (10,722)             (4,230)
                                                                                ---------           ---------

      Property, plant, and equipment, net                                          54,418              48,856

OTHER ASSETS                                                                        9,108               7,831
                                                                                ---------           ---------

                                                                                $ 161,680           $ 153,512
                                                                                =========           =========

                                                                     (Continued)

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
(AMOUNTS IN THOUSANDS)

                                                                                   2000                1999
                                                                                   ----                ----
LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                                                              $  23,277           $  28,350
  Accrued expenses                                                                 43,653              44,570
  Current portion of long-term debt                                                   577                --
  Unearned revenue                                                                  9,242               9,630
  Due to Real Estate Companies                                                     27,074              29,232
                                                                                ---------           ---------

      Total current liabilities                                                   103,823             111,782
                                                                                ---------           ---------

LONG-TERM DEBT                                                                      6,360                --

DEFERRED RENT OBLIGATIONS TO REAL ESTATE
  COMPANIES                                                                        24,411               5,400

STRAIGHT-LINE RENT LIABILITY                                                        6,762               3,089

OTHER LIABILITIES                                                                   4,111               3,762
                                                                                ---------           ---------

        Total liabilities                                                         145,467             124,033

COMMITMENTS

PARTNERS' CAPITAL:
  Partners' capital                                                                48,723              38,723
  Accumulated deficit                                                             (27,680)             (9,244)
  Accumulated other comprehensive loss - minimum pension charge                      (830)               --
                                                                                ---------           ---------

Less: capital contribution receivable                                              (4,000)               --
                                                                                ---------           ---------

        Total partners' capital                                                    16,213              29,479
                                                                                ---------           ---------

                                                                                $ 161,680           $ 153,512
                                                                                =========           =========

                                                                     (Concluded)

See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD
FROM MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                            2000            1999

REVENUES                                                 $ 676,158       $ 557,708

OPERATING EXPENSES:
  Cost of operations                                       478,809         399,615
  Rent expense on leases with Real Estate Companies        170,640         135,811
  General and administrative                                35,933          26,542
  Depreciation and amortization                              7,803           4,789
                                                         ---------       ---------

      Total operating expenses                             693,185         566,757
                                                         ---------       ---------

OPERATING LOSS                                             (17,027)         (9,049)

OTHER INCOME (EXPENSE):
  Interest expense                                          (2,136)           (534)
  Other income                                                 727             339
                                                         ---------       ---------

NET LOSS                                                 $ (18,436)      $  (9,244)
                                                         =========       =========

See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD FROM
MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                              ACCUMULATED
                                                                                 OTHER
                                                                             COMPREHENSIVE        CAPITAL
                                               PARTNERS'     ACCUMULATED     LOSS - MINIMUM     CONTRIBUTION
                                               CAPITAL        DEFICIT        PENSION CHARGE      RECEIVABLE       TOTAL

Capital contribution                           $ 38,723       $     --          $     --          $     --       $ 38,723

  Net loss                                           --         (9,244)               --                --         (9,244)
                                               --------       --------          --------          --------       --------

BALANCE - December 31, 1999                      38,723         (9,244)               --                --         29,479

Capital contribution                             10,000             --                --            (4,000)         6,000

COMPREHENSIVE LOSS:

  Net loss                                           --        (18,436)               --                --        (18,436)

  Adjustment for minimum pension liability           --             --              (830)               --           (830)
                                               --------       --------          --------          --------       --------
                                                                                                                  (19,266)
                                                                                                                 --------
BALANCE - December 31, 2000                    $ 48,723       $(27,680)         $   (830)         $ (4,000)      $ 16,213
                                               ========       ========          ========          ========       ========


See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD FROM
 MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   2000           1999

OPERATING ACTIVITIES:
  Net loss                                                       $(18,436)      $ (9,244)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Provision for bad debts                                         1,645          1,685
    Depreciation and amortization                                   7,803          4,789
    Straight lining of rent expense                                 3,673          3,089
    Gain on settlement and curtailment of benefit plan                 --         (1,363)
    Changes in assets and liabilities, net of acquisitions:
      Restricted cash                                               2,151             --
      Trade accounts receivable                                    (2,524)           239
      Other assets                                                     (9)        (6,420)
      Accounts payable and accrued expenses                        (8,081)        (1,493)
      Due to Real Estate Companies                                 (2,158)        29,232
      Deferred Rent Obligations                                    19,011          5,400
      Other liabilities                                               (69)           (11)
                                                                 --------       --------

        Net cash provided by operating activities                   3,006         25,903

INVESTING ACTIVITIES:
  Purchase of non-real estate assets                                   --        (38,723)
  Additions to property, plant, and equipment                     (12,302)        (9,666)
                                                                 --------       --------

        Net cash used in investing activities                     (12,302)       (48,389)

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                          7,014             --
  Repayment of long-term debt                                         (47)            --
  Repayment of due to Real Estate Companies                        (5,444)        (8,249)
  Capital contributions                                             6,000         38,723
                                                                 --------       --------

        Net cash provided by financing activities                   7,253         30,474
                                                                 --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            (1,773)         7,988

CASH AND CASH EQUIVALENTS:
  Beginning of period                                               7,988             --
                                                                 --------       --------

  End of period                                                  $  6,215       $  7,988
                                                                 ========       ========


                                                                     (Continued)

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD FROM
MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   2000           1999

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                                  $    753       $    331
                                                                 ========       ========

SUPPLEMENTAL INFORMATION ABOUT NONCASH
  ACTIVITIES:
  Liabilities assumed in connection with acquisition of
    non-real estate assets                                                      $ 13,198
                                                                                ========
  Initial working capital to be collected on behalf of
    Real Estate Companies                                                       $ 21,200
                                                                                ========

                                                                     (Concluded)


See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 AND 1999 AND FOR THE YEAR ENDED
DECEMBER 31, 2000 AND FOR THE PERIOD FROM
MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


1.       ORGANIZATION AND BUSINESS

Vornado Crescent Logistics Operating Partnership (the "Partnership") was formed on March 11, 1999. The Partnership holds its assets and conducts its business through its wholly owned subsidiary AmeriCold Logistics, LLC (collectively "AmeriCold Logistics"). At December 31, 2000, AmeriCold Logistics, headquartered in Atlanta, Georgia, has 6,700 employees and operates 99 temperature controlled warehouse facilities nationwide with an aggregate of approximately 518 million cubic feet of refrigerated, frozen, and dry storage space. Of the 99 warehouses, AmeriCold Logistics leases 88 temperature controlled warehouses with an aggregate of approximately 439 million cubic feet from the Vornado REIT/Crescent REIT Partnership, and manages 11 additional warehouses containing approximately 79 million cubic feet of space. AmeriCold Logistics provides the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility primarily services the surrounding regional market. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation, and distribution channel assessment. Additionally, AmeriCold Logistics mines limestone at two of its locations.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements of the Partnership include the accounts of the Partnership and its subsidiary. The Partnership is owned 60% by Vornado Operating L.P. and 40% by COPI Cold Storage L.L.C. (an affiliate of Crescent Operating Inc.). The partnership agreement provides that net income and losses are allocated to each partner's account in relation to their ownership interests. Subject to certain provisions, the Partnership continues for a term through October 2027. Certain reclassifications to prior year amounts have been made to conform with the current year's presentation. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

Restricted Cash - Cash restricted for uses related to payment of rent ($7,229 at December 31, 2000 and 1999) and settlement of certain self-insured liabilities ($7,507 and $9,658 at December 31, 2000 and 1999, respectively) are classified as restricted cash.

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

Revenue Recognition - Revenues include storage, transportation and handling fees, and management fees for locations managed on behalf of third parties. Storage revenues are recognized as services are provided. Transportation fees and expenses are recognized upon tender of product to common carriers, which is not materially different than if such revenues and expenses were recognized upon delivery. Management fees are recognized when the Company is contractually entitled to such fees. Costs related to managed facilities are included in operating expenses. AmeriCold Logistics charges customers for both inbound and outbound handling in advance but defers the outbound handling revenue until the product has been shipped. Revenues from the sale of limestone are recognized upon delivery to customers.

Income Taxes - AmeriCold Logistics has elected to be treated as a partnership for income tax purposes. Taxable income or loss of AmeriCold Logistics is reported in the income tax returns of the partners. Accordingly, no provision for income taxes is made in the financial statements of AmeriCold Logistics.

Fair Value of Financial Instruments - All financial instruments of the Company are reflected in the accompanying consolidated balance sheets at historical cost which, in management's estimation, based upon an interpretation of available market information and valuation methodologies, reasonably approximates their fair values. Such fair values are not necessarily indicative of the amounts that would be realized upon disposition of the Company's financial instruments.

Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt SFAS No. 133, as amended by SFAS No. 138, effective January 1, 2001. Because the Company does not currently utilize derivatives or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

3.    ACQUISITION

In March 1999, AmeriCold Logistics purchased all of the non-real estate assets of a group of companies owned by Vornado Realty Trust and subsidiaries of Crescent Real Estate Equities Company and Crescent Operating, Inc. (the "Real Estate Companies").

The purchase price of the non-real estate assets was $48.7 million including the assumption of approximately $10 million of liabilities in connection with the closure of one of the warehouse facilities. In addition, the Company acquired capitalized leased assets and assumed $3.2 million of capitalized lease obligations as a result of the purchase.

The purchase method of accounting was applied to this acquisition. Approximate fair values assigned to assets and liabilities acquired were as follows:

(amounts in thousands)
Property, plant, and equipment                                         $ 43,421
Other assets                                                              8,500
                                                                       --------
                                                                         51,921
Other liabilities                                                       (13,198)
                                                                       --------

                                                                       $ 38,723
                                                                       ========

Results of operations are presented from the date of acquisition in 1999.

4.    ACCRUED EXPENSES

Detail of accrued expenses as of December 31, 2000 and 1999 is as follows:


(amounts in thousands)                                        2000         1999

Accrued payroll and related expense                         $ 9,854      $ 8,855
Accrued employee retirement and other benefits                7,636        8,521
Accrued workers' compensation                                 8,443        7,961
Other accrued expenses                                       17,720       19,233
                                                            -------      -------

                                                            $43,653      $44,570
                                                            =======      =======

5.    LONG-TERM DEBT

(amounts in thousands)

Promissory Notes, due March 2002                                        $ 5,000
Promissory Note, payable in equal monthly
   installments through January 2003                                      1,937
                                                                        -------

                                                                          6,937

   Less: current maturities                                                (577)
                                                                        -------

                                                                        $ 6,360
                                                                        =======

The promissory notes are due in March 2002. At the Company's option, these loans may be repaid at any time. Until the notes are paid, monthly interest-only payments are due at the annual rate of 12%. The notes are secured by certain property with a net book value of approximately $18,400,000.

The promissory note payable in equal monthly installments may be repaid prior to its maturity, subject to certain prepayment penalties. This loan bears interest at the rate of 10.72% per annum. The note is secured by certain equipment with a net book value of approximately $1,967,000.

6.    TRANSACTIONS WITH REAL ESTATE COMPANIES AND OWNERS

During 2000 and 1999, AmeriCold Logistics received a management fee of $255,000 and $201,000, respectively, from the Real Estate Companies for administrative services performed.

During 2000 and 1999, AmeriCold Logistics paid a management fee of $487,000 to Vornado Realty L.P.

At December 31, 2000 and 1999, $1,061,000 and $952,000, respectively, were receivable from the Partnership's owners for expenditures made on their behalf for a new business venture. Such amounts have been included in other assets.

7.    LEASE COMMITMENTS (SEE ALSO LEASE RESTRUCTURING DISCUSSION - NOTE 9)

AmeriCold Logistics entered into leases with the Real Estate Companies covering the warehouses used in this business. The leases, as amended in 2000, which commenced in March 1999, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. Fixed base rent is approximately $137 million per annum through 2003, $139 million per annum from 2004 through 2008, and $141 million per annum from 2009 through 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $350 million, and the weighted-average percentage rate is approximately 36% for the initial five-year period, approximately 38% for the period from 2004 through 2008, and approximately 40% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32,000,000 through 2001, and approximately $26,000,000 for the period from 2002 through February 28, 2014, and the percentage rate is 24% through 2001, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011, and 41% from 2012 through February 28, 2014.

The fixed base rent for each of the two five-year renewal options is equal, generally, to the greater of the then fair market value rent or the fixed base rent for the immediately preceding lease year plus 5%.

AmeriCold Logistics has the right to defer the payment of 15% of fixed base rent and all percentage rent for up to three years beginning in March 1999 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. Pursuant to the agreement, AmeriCold Logistics exercised its deferral rights and deferred approximately $19.0 million and $5.4 million in 2000 and 1999, respectively, in fixed and percentage rent.

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

At December 31, 2000, future minimum fixed lease payments under these leases with the Real Estate Companies and future minimum lease payments under operating leases other than leases with the Real Estate Companies were as follows:

      (amounts in thousands)
      YEAR ENDED
      DECEMBER 31,
                             REAL ESTATE         OTHER
                              COMPANIES         LESSORS             TOTAL
      2001                   $  137,201        $    8,068        $  145,269
      2002                      137,340             7,001           144,341
      2003                      137,327             5,175           142,502
      2004                      139,729             3,921           143,650
      2005                      138,920             3,538           142,458
      Thereafter              1,157,752             4,026         1,161,778
                             ----------        ----------        ----------

                             $1,848,269        $   31,729        $1,879,998
                             ==========        ==========        ==========


         Rent expense under all lease obligations for 2000 was $139,723,000 for fixed rent and $30,917,000 for percentage rent. Rent expense under all lease obligations for 1999 was $109,031,000 for fixed rent and $26,780,000 for percentage rent.

8.    EMPLOYEE BENEFIT PLANS

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

Postretirement Benefits Other Than Pensions - During 1999, AmeriCold Logistics settled and curtailed postretirement healthcare and life insurance benefits for a substantial portion of its employees. As a result, AmeriCold Logistics recorded a gain of approximately $1,363,000.

Actuarial information regarding the defined benefit pension plans and postretirement benefits other than pensions as of December 31, 2000 and 1999 is as follows:

                                                                                         2000
                                                                    ---------------------------------------------
                                                                         PENSION BENEFITS
                                                                    ----------------------------       OTHER
                                                                                     NATIONAL
                                                                     RETIREMENT      SERVICE       POSTRETIREMENT
(amounts in  thousands)                                             INCOME PLAN    RELATED PLAN       BENEFITS

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                               $ 33,710       $  9,351         $  1,920
Service cost                                                             1,641            211               45
Interest cost                                                            2,518            707              106
Actuarial (gain) loss                                                    2,826         (1,168)            (257)
Settlements                                                                 --             --             (521)
Benefits paid                                                           (5,271)          (468)              (4)
                                                                      --------       --------         --------
Benefit obligation at end of year                                     $ 35,424       $  8,633         $  1,289
                                                                      ========       ========         ========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                        $ 28,774       $  9,635         $     --
Actual return on plan assets                                             1,475            (38)              --
Employer contributions                                                   1,240            248                4
Benefits paid                                                           (5,271)          (468)              (4)
                                                                      --------       --------         --------

Fair value of plan assets at end of year                              $ 26,218       $  9,377         $     --
                                                                      ========       ========         ========

Funded status                                                         $ (9,205)      $    743         $ (1,289)
Unrecognized actuarial (gain) loss                                       2,805          1,283             (260)
Unrecognized prior service cost                                          1,264            152             (582)
Minimum liability adjustment                                            (2,091)            --               --
                                                                      --------       --------         --------
(Accrued) prepaid benefit cost                                        $ (7,227)      $  2,178         $ (2,131)
                                                                      ========       ========         ========


Amounts recognized in the consolidated balance sheet consist of:
  Accrued benefit liability                                           $ (7,227)      $     --         $ (2,131)
  Prepaid asset                                                             --          2,178               --
  Intangible asset                                                       1,261             --               --
  Accumulated other comprehensive loss                                     830             --               --
                                                                      --------       --------         --------
Net amount recognized                                                 $ (5,136)      $  2,178         $ (2,131)
                                                                      ========       ========         ========

Weighted-average assumptions as of December 31, 2000:
Discount rate                                                            7.75%          7.75%             7.50%
Expected return                                                          9.50%          9.50%              N/A
Rate of compensation increase                                            4.00%            N/A              N/A

                                                                                           1999
                                                                     -----------------------------------------------
                                                                           PENSION BENEFITS
                                                                     ----------------------------        OTHER
                                                                                      NATIONAL
                                                                      RETIREMENT      SERVICE        POSTRETIREMENT
(amounts in  thousands)                                              INCOME PLAN    RELATED PLAN        BENEFITS
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period                             $ 33,052        $ 11,653          $  7,150
Service cost                                                             1,297             254               147
Interest cost                                                            2,461             576               346
Actuarial (gain) loss                                                   (3,903)            404              (320)
Curtailments                                                                --              --            (2,735)
Settlements                                                                 --              --            (1,940)
Plan transfers                                                           2,930          (2,930)               --
Plan amendments                                                             --              --              (664)
Benefits paid                                                           (2,127)           (606)              (64)
                                                                      --------        --------          --------

Benefit obligation at end of period                                   $ 33,710        $  9,351          $  1,920
                                                                      ========        ========          ========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period                      $ 25,693        $ 10,058          $     --
Actual return on plan assets                                             3,364           1,060                --
Employer contributions                                                      --             967                64
Plan transfers                                                           1,844          (1,844)               --
Benefits paid                                                           (2,127)           (606)              (64)
                                                                      --------        --------          --------

Fair value of plan assets at end of period                            $ 28,774        $  9,635          $     --
                                                                      ========        ========          ========

Funded status                                                         $ (4,936)            285          $ (1,920)
Unrecognized actuarial (gain) loss                                      (1,809)          1,409                (2)
Unrecognized prior service cost                                          1,338             157              (648)
                                                                      --------        --------          --------
(Accrued) prepaid benefit cost                                        $ (5,407)       $  1,851          $ (2,570)
                                                                      ========        ========          ========

Amounts recognized in the consolidated balance sheet consist of:
  Accrued benefit liability                                           $ (5,407)       $     --          $ (2,570)
  Prepaid asset                                                             --           1,851                --
                                                                      --------        --------          --------
Net amount recognized                                                 $ (5,407)       $  1,851          $ (2,570)
                                                                      ========        ========          ========

Weighted-average assumptions as of December 31, 1999:
Discount rate                                                             7.75%           7.75%             7.75%
Expected return                                                           9.50%           9.50%              N/A
Rate of compensation increase                                             4.00%            N/A               N/A

                                                                 2000
                                          ------------------------------------------------
                                                PENSION BENEFITS
                                          ----------------------------
                                                            NATIONAL           OTHER
                                           RETIREMENT       SERVICE        POSTRETIREMENT
                                          INCOME PLAN     RELATED PLAN        BENEFITS
(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost                              $ 1,641          $   211          $    45
  Interest cost                               2,518              707              106
  Expected return on plan assets             (3,153)          (1,094)              --
  Recognized net actuarial loss (gain)         (119)              90               --
  Amortization of prior service cost             80                6              (65)
                                            -------          -------          -------

                                            $   967          $   (80)         $    86
                                            =======          =======          =======

                                                                 1999
                                          -----------------------------------------------
                                                PENSION BENEFITS
                                          -----------------------------
                                                             NATIONAL          OTHER
                                           RETIREMENT        SERVICE       POSTRETIREMENT
                                          INCOME PLAN      RELATED PLAN       BENEFITS
(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost                              $ 1,297          $   254          $   147
  Interest cost                               2,461              576              346
  Expected return on plan assets             (2,531)            (820)              --
  Recognized net actuarial loss                 338               18               67
  Amortization of prior service cost            104                5              (56)
                                            -------          -------          -------

                                            $ 1,669          $    33          $   504
                                            =======          =======          =======

The medical plan for retirees provides a fixed dollar benefit for each year that the retiree is receiving benefits. All increases in medical costs are paid by the retiree, thus, there is no assumed health care cost trend.

Profit Sharing - AmeriCold Logistics has defined contribution employee benefit plans which cover all eligible employees. The plans also allow contributions by plan participants in accordance with Section 401(k) of the Internal Revenue Code. Profit sharing expense for 2000 and 1999 was approximately $3,084,000 and $4,060,000, respectively.

Deferred Compensation - AmeriCold Logistics has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability, and also provide for survivor benefits in the event of death of the employee. AmeriCold Logistics charges expense for the accretion of the liability each year.

The net expense for all deferred compensation and supplemental retirement plans for 2000 and 1999 was approximately $123,000 and $164,000, respectively.

9.    SUBSEQUENT EVENT

On February 22, 2001 the leases with the Real Estate Companies were restructured to, among other things, (i) reduce 2001's contractual rent to $146,000,000 ($14,500,000 less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150,000,000 (plus contingent rent in certain circumstances, (iii) increase the Real Estate Companies' share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000, and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

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

----------
* Incorporated by reference.

EXHIBIT NO.                                                                                   PAGE
-----------                                                                                   ----

    3.2        Amended and Restated Bylaws of Vornado Operating Company (incorporated          *
               by reference to Exhibit 3.2 of the Company's Quarterly Report on Form
               10-Q for the period ended March 31, 2000 (File No. 001-14525), as filed with the Commission on May 9, 2000)

    4.1        Specimen stock certificate (incorporated by reference to Exhibit 4.1 of         *
               the Company's Registration Statement on Form S-11 (File No. 333-40701),
               as filed with the Commission on January 23, 1998)

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

----------
* Incorporated by reference.

EXHIBIT NO.                                                                                   PAGE
-----------                                                                                   ----

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

   10.11       Assignment and Assumption of Master Lease, dated as of February 28,             *
               1999, between AmeriCold Corporation and AmeriCold Logistics, LLC
               (incorporated by reference to Exhibit 10.7 of the Company's Current
               Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999).

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

   10.14       Master Lease Agreement, dated as of March 11, 1999, between each of the         *
               entities listed on Exhibit A thereto, collectively as Landlord, and
               AmeriCold Logistics, LLC, as Tenant (incorporated by reference to
               Exhibit 10.10 of the Company's Current Report on Form 8-K/A, dated
               March 12, 1999 (File No. 001-14525), as filed with the Commission on
               May 26, 1999).

   10.14(A)    Amendment to Master Lease Agreement, dated as of March 22, 2000, among          *
               each of the entities identified on Exhibit A thereto, collectively as
               Landlord, and AmeriCold Logistics LLC, as Tenant (incorporated by reference to Exhibit 10.14(A) of the Company's Quarterly Report on
               Form 10-Q for the period ended March 31, 2000 (File No. 001-14525), as filed with the Commission on May 9, 2000).

----------
* Incorporated by reference.

EXHIBIT NO.                                                                                   PAGE
-----------                                                                                   ----

   10.15       Master Lease Agreement, dated as of March 11, 1999, between VC                  *
               Omaha Holdings, L.L.C. and Carmar Freezers Thomasville L.L.C.,
               together a Landlord, and AmeriCold Logistics, LLC, as Tenant
               (incorporated by reference to Exhibit 10.11 of the Company's
               Current Report on Form 8-K/A, dated March 12, 1999 (File No.
               001-14525), as filed with the Commission on May 26, 1999).

   10.16       Employment Agreement between Vornado Operating Company and Emanuel              *
               Pearlman, dated May 19, 2000 (incorporated by reference to
               Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q for
               the period ended June 30, 2000 (File No. 001-14525) as filed with the Commission on August 7, 2000).

   10.17       Amended and Restated Limited Liability Company Agreement of                     *
               Transportal Network, LLC, a Delaware Limited Liability Company
               (incorporated by reference to Exhibit 10.17 of the Company's
               Quarterly Report on Form 10-Q for the period ended June 30, 2000
               File No. 001-14525), as filed with the Commission on August 7,
               2000).

   21          Subsidiaries of Vornado Operating Company

----------
* Incorporated by reference.