Form 10-Q
period 2001-03-31
VORNADO OPERATING CO
filed 2001-05-11
CIK 1050080

                                                        EXHIBIT INDEX ON PAGE 16



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 2001

                                       or

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


                                 (212) 894-7000
              (Registrant's telephone number, including area code)

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

                                 [X] Yes [ ] No

As of May 1, 2001, there were 4,068,924 shares of the registrant's common stock, par value $.01 per share, outstanding.

                                      INDEX

PART I.                 FINANCIAL INFORMATION:
                        ----------------------

               Item 1.    Financial Statements:                                                        Page Number
                                                                                                       -----------
                          Consolidated Balance Sheets as of
                          March 31, 2001 and December 31, 2000......................................        3

                          Consolidated Statements of Operations for the
                          Three Months Ended March 31, 2001 and March 31, 2000......................        4

                          Consolidated Statements of Cash Flows for the
                          Three Months Ended March 31, 2001 and March 31, 2000......................        5

                          Notes to Consolidated Financial Statements................................        6

               Item 2.    Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.............................       10

               Item 3.    Quantitative and Qualitative Disclosures About Market Risk................       13



PART II.                OTHER INFORMATION:
                        ------------------

               Item 1.    Legal Proceedings.........................................................       14

               Item 6.    Exhibits and Reports on Form 8-K..........................................       14

Signatures                ..........................................................................       15

Exhibit Index             .........................................................................        16

PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                            VORNADO OPERATING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                                              MARCH 31, 2001     DECEMBER 31, 2000
                                                                                              --------------     -----------------
ASSETS

Cash and cash equivalents.............................................................       $       358,642       $     589,564
Marketable securities.................................................................                    --              57,504
Investment in and advances to AmeriCold Logistics.....................................            13,252,691          15,765,891
Prepaid expenses and other assets.....................................................               285,281             316,399
                                                                                             ---------------       -------------
                                                                                             $    13,896,614       $  16,729,358
                                                                                             ===============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note payable to Vornado Realty Trust..................................................       $    21,181,538       $  19,781,538
Due to Transportal Network............................................................                    --             582,194
Due to Vornado Realty Trust...........................................................                99,046              73,359
Accounts payable and accrued expenses.................................................               243,452             337,416
                                                                                             ---------------       -------------
     Total liabilities................................................................            21,524,036          20,774,507
                                                                                             ---------------       -------------
Minority interest.....................................................................                    --                  --
                                                                                             ---------------       -------------

Commitments and contingencies

Stockholders' deficit:
     Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and
     outstanding, 4,068,924 shares in each period.....................................                40,689              40,689
Additional paid-in capital............................................................            22,462,555          22,462,555
Deficit...............................................................................           (29,632,666)        (25,828,267)
                                                                                             ---------------       -------------
                                                                                                  (7,129,422)         (3,325,023)
Accumulated other comprehensive loss..................................................              (498,000)           (720,126)
                                                                                             ---------------       -------------
     Total stockholders' deficit......................................................            (7,627,422)         (4,045,149)
                                                                                             ---------------       -------------
                                                                                             $    13,896,614       $  16,729,358
                                                                                             ===============       =============




                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE THREE MONTHS ENDED
                                                       -----------------------------
                                                                 MARCH 31,
                                                           2001              2000
                                                       -----------       -----------
Revenues:
     Interest income ............................      $     3,329       $    41,778

Expenses:
     General and administrative .................          507,408           937,349
                                                       -----------       -----------
                                                          (504,079)         (895,571)

Loss from AmeriCold Logistics ...................       (1,921,200)       (3,738,000)
Loss from Transportal Network ...................               --        (1,185,421)
Unrealized loss from marketable securities ......         (777,630)               --
Interest and debt expense to Vornado Realty Trust         (601,490)         (316,000)
                                                       -----------       -----------
Loss before income tax benefit and
     minority interest ..........................       (3,804,399)       (6,134,992)

Income tax benefit ..............................               --                --
                                                       -----------       -----------

Loss before minority interest ...................       (3,804,399)       (6,134,992)

Minority interest ...............................               --           607,364
                                                       -----------       -----------

Net loss ........................................      $(3,804,399)      $(5,527,628)
                                                       ===========       ===========

Net loss per share -- basic and diluted .........      $     (0.93)      $     (1.36)
                                                       ===========       ===========




                See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            -----------------------------
                                                                                2001              2000
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................................      $(3,804,399)      $(5,527,628)
     Adjustments to reconcile net loss to net cash used in operations:
         Minority interest ...........................................               --          (607,364)
         Equity in loss from AmeriCold Logistics
             (Includes $94,000 of cash received for interest income)..        2,015,200         3,738,000
         Loss from Transportal Network ...............................               --         1,185,421
         Unrealized loss from marketable securities ..................          777,630                --
         Stock appreciation rights compensation expense ..............               --           652,734
     Changes in operating assets and liabilities:
         Prepaid expenses and other assets ...........................           31,118          (228,961)
         Accounts payable and accrued expenses .......................          (93,964)          (21,369)
         Due to Transportal Network ..................................         (582,194)               --
         Due to Vornado Realty Trust .................................           25,687            (8,996)
                                                                            -----------       -----------
Net cash used in operating activities ................................       (1,630,922)         (818,163)
                                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in and advances to AmeriCold Logistics ...............               --        (6,000,000)
                                                                            -----------       -----------
Net cash used in investing activities ................................               --        (6,000,000)
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings ........................................        1,400,000         6,000,000
     Other ...........................................................               --             1,496
                                                                            -----------       -----------
Net cash provided by financing activities ............................        1,400,000         6,001,496
                                                                            -----------       -----------

Net decrease in cash and cash equivalents ............................         (230,922)         (816,667)
Cash and cash equivalents at beginning of period .....................          589,564         3,257,870
                                                                            -----------       -----------
Cash and cash equivalents at end of period ...........................      $   358,642       $ 2,441,203
                                                                            ===========       ===========

SUPPLEMENTAL INFORMATION:
     Cash payments for interest ......................................      $   601,490       $   316,000
                                                                            ===========       ===========




                See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

      Vornado Operating Company (the "Company") holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of March 31, 2001 owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries including Company L.P.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the three months ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

      The accompanying consolidated financial statements include the accounts of Vornado Operating Company and Company L.P. All significant intercompany amounts have been eliminated.

      The preparation of financial statements in conformity with accounting principles general accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

3.    MARKETABLE SECURITIES

      The Company recognized an unrealized loss from marketable securities of $777,630 for the three months ended March 31, 2001, due to an "other than temporary decline" in fair value of securities available for sale.

4.    INVESTMENTS IN PARTNERSHIPS

      The Company's investments in and advances to partnerships and loss recognized from such investments are as follows:

                                            Investments in and Advances to Partnership
                                            ------------------------------------------
                                                March 31, 2001    December 31, 2000
                                                --------------    -----------------
AmeriCold Logistics (60% interest) .......        $13,252,691        $15,765,891
                                                  ===========        ===========

                            VORNADO OPERATING COMPANY

                                               Loss from Investments in Partnerships
                                               -------------------------------------
                                                    For The Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      2001              2000
                                                  -----------       -----------
      AmeriCold Logistics (60% interest) ...      $(1,921,200)      $(3,738,000)
      Transportal Network (60% interest) ...               --        (1,185,421)
                                                  -----------       -----------
                                                  $(1,921,200)      $(4,923,421)
                                                  ===========       ===========

      The following condensed operating data represents 100% of AmeriCold Logistics of which the Company's share is 60%:

                                                      For The Three Months Ended March 31,
                                                      ------------------------------------
                                                            2001                2000
                                                       -------------       -------------
      Revenues ..................................      $ 158,988,000       $ 170,091,000
                                                       =============       =============

      Costs other than depreciation applicable to
          revenues ..............................      $ 151,328,000       $ 165,608,000
                                                       =============       =============

      Net loss ..................................      $  (3,352,000)      $  (6,230,000)
                                                       =============       =============

      AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets and capital infusion by new investors.

      Lease Restructuring

      On February 22, 2001, AmeriCold Logistics' leases with the Vornado REIT/Crescent REIT Partnership (the "Landlord") were restructured to, among other things, (i) reduce 2001's contractual rent to $146,000,000 ($14,500,000 less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

      Total rent expense was $35,480,000 and $42,854,000 for the three months ended March 31, 2001 and 2000. The rent reduction in the first quarter of 2001, compared to the first quarter of 2000, is not indicative of the rent reduction for the full year. The rent reduction for the full year is expected to be approximately $14,500,000 as discussed above.

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

6.    LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share:

                                                                      Three Months Ended
                                                                          March 31,
                                                                -----------------------------
                                                                    2001              2000
                                                                -----------       -----------
Numerator:
     Net loss ............................................      $(3,804,399)      $(5,527,628)
                                                                ===========       ===========

Denominator:
     Denominator for basic loss per share-weighted average
         shares ..........................................        4,068,924         4,068,393
     Effect of dilutive securities:
         Employee stock options ..........................               --                --
                                                                -----------       -----------
     Denominator for diluted loss per share-adjusted
         weighted average shares .........................        4,068,924         4,068,393
                                                                ===========       ===========

Net loss per share-basic and diluted .....................      $     (0.93)      $     (1.36)
                                                                ===========       ===========

7.    COMPREHENSIVE LOSS

      The following table sets forth the Company's comprehensive loss:

                                                                              Three Months Ended
                                                                                  March 31,
                                                                        -----------------------------
                                                                            2001              2000
                                                                        -----------       -----------
         Net loss ................................................      $(3,804,399)      $(5,527,628)
         Recognition of unrealized loss from marketable securities
             previously included in comprehensive loss ...........          720,126                --
         Proportionate share of other comprehensive loss of
             partially-owned entity ..............................         (498,000)               --
                                                                        -----------       -----------
         Comprehensive loss ......................................      $(3,582,273)      $(5,527,628)
                                                                        ===========       ===========

                            VORNADO OPERATING COMPANY

8.    MINORITY INTEREST

      During the year ended December 31, 2000, the investment in Company L.P. (Vornado Operating Company's operating partnership) by minority holders was fully absorbed by losses. The minority interest's 9.9% share of present and future losses will be recognized by the Company.

9.    COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to: (a) the Company's limited operating history; (b) restrictions on the Company's business and future opportunities; (c) dependence upon Vornado Realty Trust; (d) the substantial influence of the Company's controlling stockholders and conflicts of interest; (e) risks associated with potential investments and ability to manage those investments; (f) competition; (g) the Company's obligations under the revolving credit facility; (h) AmeriCold Logistics' obligations under the lease agreements with the Vornado REIT/Crescent REIT Partnership; (i) the Company's limited financial resources; (j) dependence on key personnel; (k) potential anti-takeover effects of the Company's charter documents and applicable law; (l) dependence on dividends and distributions of subsidiaries; (m) potential costs of compliance with environmental laws; (n) changes in the general economic climate; and (o) government regulations. See "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

      The Company's operations and business are subject to a variety of risks. In considering the Company's results of operations, please read "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Three Months Ended March 31, 2001 and 2000

      The Company had a net loss of $3,804,399 for the three months ended March 31, 2001, compared to $5,527,628 for the three months ended March 31, 2000, a decrease of $1,723,229.

      Interest income was $3,329 for the three months ended March 31, 2001, compared to $41,778 for the three months ended March 31, 2000, a decrease of $38,449. The decrease resulted primarily from a lower average invested balance.

      General and administrative expenses were $507,408 for the three months ended March 31, 2001, compared to $937,349 for the three months ended March 31, 2000. The decrease of $429,941 resulted primarily from $652,734 less in compensation expense relating to stock appreciation rights, offset by payroll costs.

      The Company's loss from AmeriCold Logistics was $1,921,200 for the three months ended March 31, 2001, compared to $3,738,000 for the three months ended March 31, 2000, a decrease of $1,816,800. Included in the loss for the three months ended March 31, 2001 is interest income of $90,000 earned on the $3,000,000 promissory note advanced to AmeriCold Logistics by the Company in the third quarter of 2000. Excluding interest income, the loss from AmeriCold Logistics was $2,011,200 for the three months ended March 31, 2001.

      On February 22, 2001, AmeriCold Logistics' leases with the Vornado REIT/Crescent REIT Partnership (the "Landlord") were restructured to, among other things, (i) reduce 2001's contractual rent to $146,000,000 ($14,500,000 less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

      The AmeriCold Logistics' results are discussed below:

      AMERICOLD LOGISTICS RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

            The following are discussions of the results of operations of AmeriCold Logistics, the Company's Temperature Controlled Logistics business - see the Company's Annual Report on Form 10-K for a discussion of this business. The data below represents 100% of this business of which the Company owns 60%. For the purpose of the discussions below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers, (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments and (iii) Quarry Operations.

            Revenues were $158,988,000 for the three months ended March 31, 2001, compared to $170,091,000 for the three months ended March 31, 2000, a decrease of $11,103,000. Revenues from Leased Operations were $107,641,000 for the three months ended March 31, 2001, compared to $113,836,000 for the three months ended March 31, 2000, a decrease of $6,195,000. Revenues from Other Operations were $51,347,000 for the three months ended March 31, 2001, compared to $56,255,000 for the three months ended March 31, 2000, a decrease of $4,908,000.

            The revenue decrease in Leased Operations for the three months ended March 31,2001, resulted from lower warehouse revenue as a result of a reduction in both total customer inventory stored at the warehouses and customer inventory turns due to their reaction to a slowing U.S. economy which may continue. The decrease in revenue from Other Operations is primarily a decline in Transportation Management Services revenue due to the expiration of a contract with a customer.

            The gross margin for Leased Operations was $39,848,000, or 37.0% for the three months ended March 31, 2001, compared to $44,060,000, or 38.7% for the three months ended March 31, 2000, a decrease of $4,212,000. The decrease in both gross margin and gross margin percentage is attributable to lower customer inventory levels and customer inventory turns.

            Operating income from Other Operations was $3,292,000 for the three months ended March 31, 2001, compared to $3,277,000 for the three months ended March 31, 2000, an increase of $15,000.

            Rent expense was $35,480,000 for the three months ended March 31, 2001, compared to $42,854,000 for the three months ended March 31, 2000, a decrease of $7,374,000 (not indicative of the decrease for the full year). The decrease was due to the lease restructuring announced February 22, 2001, discussed above.

            General and administrative expenses were $8,326,000 for the three months ended March 31, 2001, compared to $8,844,000 for the three months ended March 31, 2000, a decrease of $518,000. The decrease resulted primarily from lower outside services purchased.

            Depreciation and amortization expense was $2,187,000 for the three months ended March 31, 2001, compared to $1,981,000 for the three months ended March 31, 2000. The increase of $206,000 is the result of additional machinery and equipment.

            Interest expense was $689,000 for the three months ended March 31, 2001, compared to $160,000 for the three months ended March 31, 2000. This $529,000 increase resulted from higher borrowings and deferred rent in 2001.

            Other income was $190,000 for the three months ended March 31, 2001, compared to $272,000 for the three months ended March 31, 2000, a decrease of $82,000. This decrease resulted primarily from lower average invested balances and the write-off of the remaining book value for assets taken out of service.

            As a result of the aforementioned factors, AmeriCold Logistics' net loss for the three months ended March 31, 2001 decreased by $2,878,000 to $3,352,000. The Company's share of this loss is $2,011,200. AmeriCold Logistics believes that the loss for the quarter ended March 31, 2001, is not necessarily indicative of the operating results for the full year, due to seasonality of the business.

----------

      Transportal Network ceased operations in September 2000. Accordingly, there was no loss in this year's first quarter.

      The Company recognized an unrealized loss from marketable securities of $777,630 for the three months ended March 31, 2001, due to an "other than temporary decline" in fair value of securities available for sale.

      Interest and debt expense to Vornado Realty Trust was $601,490 for the three months ended March 31, 2001, compared to $316,000 for the three months ended March 31, 2000. The $285,490 increase resulted primarily from a higher average outstanding balance on the Company's revolving credit facility with Vornado Realty Trust.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a $75,000,000 unsecured revolving credit facility with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (7.88% at March 31, 2001). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto. Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying dividends. The Company has no external sources of financing except this facility.

      During the three months ended March 31, 2001, the Company increased its note payable to Vornado by $1,400,000. At March 31, 2001, $53,818,462 remains available under this facility.

      AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets and capital infusion by new investors.

      On February 22, 2001, AmeriCold Logistics' leases with the Vornado REIT/Crescent REIT Partnership (the "Landlord") were restructured to, among other things, (i) reduce 2001's contractual rent to $146,000,000 ($14,500,000 less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

      In the aggregate, the Company's investments do not generate sufficient cash flow to pay all of its expenses. The Company estimates that it has adequate borrowing capacity under its credit facility to meet its cash requirements.

Cash Flows Three Months Ended March 31, 2001

      Cash flows used in operating activities of $1,630,922 were comprised of
(i) net loss of $3,804,399 and (ii) the net change in operating assets and liabilities of $619,353, offset by (iii) adjustments for non-cash and non-operating items of $2,792,830. The adjustments for non-cash and non-operating items are comprised of (i) loss from AmeriCold Logistics of $2,015,200 and (ii) unrealized loss from Marketable Securities of $777,630.

      Net cash provided by financing activities of $1,400,000 resulted from borrowings under the Company's revolving credit facility with Vornado.

Cash Flows Three Months Ended March 31, 2000

      Cash flows used in operating activities of $818,163 were comprised of (i) net loss of $5,527,628 and (ii) the net change in operating assets and liabilities of $259,326, offset by (iii) adjustments for non-cash and non-operating items of $4,968,791. The adjustment for non-cash and non-operating items are comprised of (i) loss from investment in AmeriCold Logistics of $3,738,000, (ii) loss from investment in Transportal Network of $1,185,421 and
(iii) stock appreciation rights compensation expense of $652,734, offset by (iv) minority interest of $607,364.

      Net cash used in investing activities of $6,000,000 resulted from an additional investment in AmeriCold Logistics.

      Net cash provided by financing activities of $6,001,496 primarily resulted from borrowings under the Company's revolving credit facility with Vornado.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At March 31, 2001, the Company had $21,181,538 of variable rate debt bearing interest at an interest rate of 7.88% (LIBOR plus 3.00%). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt would result in a $211,815 increase in the Company's annual net loss ($0.05 per basic and diluted share).

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


  (b)    Reports on Form 8-K.

         During the quarter ended March 31, 2001, Vornado Operating Company filed the following report on Form 8-K:

         Period Covered (Date of
             Event Reported)              Items Reported            Date Filed
                                     Press release regarding
            February 22, 2001          Lease Restructuring       February 22, 2001

                                   SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                VORNADO OPERATING COMPANY
                                                      (Registrant)




Date: May 10, 2001                        By:    /s/ Patrick T. Hogan
                                            ------------------------------------
                                                    PATRICK T. HOGAN
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




----------

*   Incorporated by reference.

EXHIBIT NO.                                                                              PAGE
-----------                                                                              ----
  4.1         Specimen stock certificate (incorporated by reference to Exhibit            *
              4.1 of the Company's Registration Statement on Form S-11 (File No.
              333-40701), as filed with the Commission on January 23, 1998)

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

 10.3         1998 Omnibus Stock Plan of Vornado Operating Company (incorporated          *
              by reference to Exhibit 10.3 of the Company's Annual Report on
              Form 10-K for the year ended December 31, 1998 (File No. 001
              -14525))

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

 10.7(A)      Second Amendment to Master Lease Agreement, effective as of
              February 22, 2001, between URS Real Estate, L.P. and AmeriCold
              Logistics, LLC.

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




----------

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

 10.10(A)     Second Amendment to Master Lease Agreement, effective as of
              February 22, 2001, between AmeriCold Real Estate, L.P. and
              AmeriCold Logistics, LLC.

 10.11        Assignment and Assumption of Master Lease, dated as of February             *
              28, 1999, between AmeriCold Corporation and AmeriCold Logistics,
              LLC (incorporated by referenced to Exhibit 10.7 of the Company's
              Current Report on Form 8-K/A, dated March 12, 1999 (File No.
              001-14525), as filed with the Commission on May 26, 1999)

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

 10.12(A)     Amendment to Master Lease Agreement, effective as of February 22,
              2001, between AmeriCold Corporation, as successor to URS
              Logistics, Inc., and AmeriCold Logistics LLC.

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

 10.13(A) Amendment to Master Lease Agreement, effective February 22, 2001, between AmeriCold Corporation and AmeriCold Logistics, LLC.

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

 10.14(B)     Amendment to Master Lease Agreement, effective as of February 22,
              2001, by and among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC.

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

 10.15(A)     Amendment to Master Lease Agreement, effective as of February 22,
              2001, between VC Omaha Holdings, L.L.C., and Carmar Freezers
              Thomasville L.L.C., together as Landlord, and AmeriCold
              Logistics, LLC.

 10.16        Employment Agreement between Vornado Operating Company and Emanuel          *
              Pearlman, dated May 19, 2000 (incorporated by reference to Exhibit
              10.16 of the Company's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 2000 (File no. 001-14525) as filed with the
              Commission on August 7, 2000)




----------

*   Incorporated by reference.

EXHIBIT NO.                                                                              PAGE
-----------                                                                              ----
 10.17        Amended and Restated Limited Liability Company Agreement of                 *
              Transportal Network, LLC, a Delaware Limited Liability Company
              (incorporated by reference to Exhibit 10.17 of the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
              (File no. 001-14525) as filed with the Commission on August 7,
              2000)




----------

*   Incorporated by reference.