Form 10-Q
period 2001-06-30
VORNADO OPERATING CO
filed 2001-08-02
CIK 1050080

                                                        EXHIBIT INDEX ON PAGE 16



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                             JUNE 30, 2001
                                       or

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

                                 [X] Yes [ ] No

         As of July 27, 2001, there were 4,068,924 shares of the registrant's common stock, par value $.01 per share, outstanding.

                                      INDEX

PART I.                       FINANCIAL INFORMATION:

                 Item 1.      Financial Statements:                                                                      Page Number
                                                                                                                        -----------
                              Consolidated Balance Sheets as of
                              June 30, 2001 and December 31, 2000...................................................          3

                              Consolidated Statements of Operations for the
                              Three and Six Months Ended June 30, 2001 and June 30, 2000............................          4

                              Consolidated Statements of Cash Flows for the
                              Six Months Ended June 30, 2001 and June 30, 2000......................................          5

                              Notes to Consolidated Financial Statements............................................          6

                 Item 2.      Management's Discussion and Analysis of
                              Financial Condition and Results of Operations.........................................          10

                 Item 3.      Quantitative and Qualitative Disclosures About Market Risk............................          13



PART II.                      OTHER INFORMATION:

                 Item 1.      Legal Proceedings.....................................................................          14

                 Item 4.      Submission of Matters to a Vote of Security Holders...................................          14

                 Item 5.      Other Information.....................................................................          14

                 Item 6.      Exhibits and Reports on Form 8-K......................................................          14

Signatures                    ......................................................................................          15

Exhibit Index                 ......................................................................................          16

PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                            VORNADO OPERATING COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                                                JUNE 30,                DECEMBER 31,
                                                                                                  2001                      2000
                                                                                              ------------             ------------
ASSETS

Cash and cash equivalents ........................................................            $    228,093             $    589,564
Marketable securities ............................................................                      --                   57,504
Investment in and advances to AmeriCold Logistics ................................              16,249,091               15,765,891
Prepaid expenses and other assets ................................................                 243,903                  316,399
                                                                                              ------------             ------------
                                                                                              $ 16,721,087             $ 16,729,358
                                                                                              ============             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note payable to Vornado Realty Trust .............................................            $ 30,881,538             $ 19,781,538
Due to Transportal Network .......................................................                      --                  582,194
Due to Vornado Realty Trust ......................................................                 105,342                   73,359
Accounts payable and accrued expenses ............................................                 206,572                  337,416
                                                                                              ------------             ------------
      Total liabilities ..........................................................              31,193,452               20,774,507
                                                                                              ------------             ------------
Minority interest ................................................................                      --                       --
                                                                                              ------------             ------------

Commitments and contingencies

Stockholders' deficit:
Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and
outstanding, 4,068,924 shares in each period .....................................                  40,689                   40,689
Additional paid-in capital .......................................................              22,462,555               22,462,555
Deficit ..........................................................................             (36,477,609)             (25,828,267)
                                                                                              ------------             ------------
                                                                                               (13,974,365)              (3,325,023)
Accumulated other comprehensive loss .............................................                (498,000)                (720,126)
                                                                                              ------------             ------------
     Total stockholders' deficit .................................................             (14,472,365)              (4,045,149)
                                                                                              ------------             ------------
                                                                                              $ 16,721,087             $ 16,729,358
                                                                                              ============             ============

                See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                        --------------------------------        --------------------------------
                                                            2001                2000                2001                2000
                                                        ------------        ------------        ------------        ------------
Revenues:
     Interest income ............................       $      2,651        $     36,865        $      5,980        $     78,643

Expenses:
     General and administrative .................            414,177            (140,125)            921,585             797,224
                                                        ------------        ------------        ------------        ------------
                                                            (411,526)            176,990            (915,605)           (718,581)

Loss from AmeriCold Logistics ...................         (5,811,920)         (3,902,000)         (7,733,120)         (7,640,000)
Loss from Transportal Network ...................                 --          (1,697,155)                 --          (2,882,576)
Unrealized loss from marketable securities ......                 --                  --            (777,630)                 --
Interest and debt expense to Vornado Realty Trust           (621,497)           (447,396)         (1,222,987)           (763,396)
                                                        ------------        ------------        ------------        ------------
Loss before income tax benefit and
     minority interest ..........................         (6,844,943)         (5,869,561)        (10,649,342)        (12,004,553)

Income tax benefit ..............................                 --                  --                  --                  --
                                                        ------------        ------------        ------------        ------------

Loss before minority interest ...................         (6,844,943)         (5,869,561)        (10,649,342)        (12,004,553)

Minority interest ...............................                 --             581,087                  --           1,188,451
                                                        ------------        ------------        ------------        ------------

Net loss ........................................       $ (6,844,943)       $ (5,288,474)       $(10,649,342)       $(10,816,102)
                                                        ============        ============        ============        ============

Net loss per share -- basic and diluted .........       $      (1.68)       $      (1.30)       $      (2.62)       $      (2.66)
                                                        ============        ============        ============        ============

                See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                  -------------------------------------
                                                                                      2001                     2000
                                                                                  ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................................            $(10,649,342)            $(10,816,102)
     Adjustments to reconcile net loss to net cash used in operations:
          Minority interest ..........................................                      --               (1,188,451)
           Equity in loss from AmeriCold Logistics
               (Includes $225,680 of cash received for
               interest income) ......................................               7,958,800                7,640,000
          Loss from Transportal Network ..............................                      --                2,882,576
          Unrealized loss from marketable securities .................                 777,630                       --
          Stock appreciation rights compensation expense (income) ....                      --                 (467,946)
     Changes in operating assets and liabilities:

          Prepaid expenses and other assets ..........................                  72,496                 (156,272)
          Accounts payable and accrued expenses ......................                (130,844)                 633,704
          Due to Transportal Network .................................                (582,194)                      --
          Due to Vornado Realty Trust ................................                  31,983                   (8,087)
                                                                                  ------------             ------------
Net cash used in operating activities ................................              (2,521,471)              (1,480,578)
                                                                                  ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Investment in and advances to AmeriCold Logistics ...............              (8,940,000)              (6,000,000)
      Investment in Transportal Network ..............................                      --               (3,000,000)
                                                                                  ------------             ------------
Net cash used in investing activities ................................              (8,940,000)              (9,000,000)
                                                                                  ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from borrowings ........................................              11,100,000                9,500,000
     Repayments on borrowings ........................................                      --               (1,905,358)
     Other ...........................................................                      --                    2,554
                                                                                  ------------             ------------
Net cash provided by financing activities ............................              11,100,000                7,597,196
                                                                                  ------------             ------------

Net decrease in cash and cash equivalents ............................                (361,471)              (2,883,382)
Cash and cash equivalents at beginning of period .....................                 589,564                3,257,870
                                                                                  ------------             ------------
Cash and cash equivalents at end of period ...........................            $    228,093             $    374,488
                                                                                  ============             ============

SUPPLEMENTAL INFORMATION:

      Cash payments for interest .....................................            $  1,222,987             $    763,396
                                                                                  ============             ============

See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

      Vornado Operating Company (the "Company") holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of June 30, 2001 owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries including Company L.P.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

3.    MARKETABLE SECURITIES

      The Company recognized an unrealized loss from marketable securities of $777,630 during the first quarter of this year due to an "other than temporary decline" in fair value of securities available for sale.

4.    INVESTMENTS IN PARTNERSHIPS

      The Company's investments in and advances to partnerships and loss recognized from such investments are as follows:


                                                                        Investments in and Advances to Partnership
                                                                 ---------------------------------------------------------
                                                                         June 30, 2001               December 31, 2000
                                                                 ----------------------------     ------------------------
AmeriCold Logistics (60% interest)............................   $                 16,249,091     $             15,765,891
                                                                 ============================     ========================

     During the quarter ended June 30, 2001, the Company made two loans to AmeriCold Logistics. The first loan, made on April 30, 2001, was $3,840,000 and is secured by a mortgage on AmeriCold Logistics' quarries. This loan bears interest at 12% and requires monthly payments of interest until maturity on March 31, 2002. The second loan, made on June 6, 2001, was $5,100,000 and is secured by property, plant and equipment. This loan bears interest at 14% and requires monthly payments of principal and interest of $98,933 until maturity on December 31, 2002.

                            VORNADO OPERATING COMPANY

                                                                   Loss from Investments in Partnerships
                                            ---------------------------------------------------------------------------------
                                               For The Three Months Ended                    For The Six Months Ended
                                                         June 30,                                      June 30,
                                            -----------------------------------           -----------------------------------
                                                2001                   2000                   2001                   2000
                                            ------------           ------------           ------------           ------------
AmeriCold Logistics (60% interest)          $ (5,811,920)          $ (3,902,000)          $ (7,733,120)          $ (7,640,000)
Transportal Network ..............                    --             (1,697,155)                    --             (2,882,576)
                                            ------------           ------------           ------------           ------------
                                            $ (5,811,920)          $ (5,599,155)          $ (7,733,120)          $(10,522,576)
                                            ============           ============           ============           ============

     The following condensed operating data represents 100% of AmeriCold Logistics of which the Company's share is 60%:

                                              For The Three Months Ended                       For The Six Months Ended
                                                         June 30,                                      June 30,
                                        --------------------------------------            --------------------------------------
                                             2001                    2000                     2001                     2000
                                        -------------            -------------            -------------            -------------
Revenues ....................           $ 155,513,000            $ 163,115,000            $ 314,501,000            $ 333,206,000
                                        =============            =============            =============            =============

Costs other than depreciation
   applicable to revenues ...           $ 151,268,000            $ 158,341,000            $ 302,596,000            $ 323,949,000
                                        =============            =============            =============            =============

Net loss ....................           $ (10,046,000)           $  (6,503,000)           $ (13,398,000)           $ (12,733,000)
                                        =============            =============            =============            =============

     AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets and capital infusion by new investors.

     At June 30, 2001, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer payment of $3,900,000 of rent, of which the Company's share is $2,340,000. At June 30, 2001, the Company's share of all of AmeriCold Logistics' deferred rent is $16,986,600.

      Lease Restructuring

     On February 22, 2001, AmeriCold Logistics' leases with the Vornado REIT/Crescent REIT Partnership (the "Landlord") were restructured to, among other things, (i) reduce 2001's contractual rent to $146,000,000 ($14,500,000 less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002. Total rent expense was $72,420,000 for the six months ended June 30, 2001, $13,862,000 less than the comparable period in 2000.

                            VORNADO OPERATING COMPANY

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

       Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's offices, space for the Company's principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and reimburses Vornado for certain costs incurred and paid to third parties on behalf of the Company. The Company incurred fees of approximately $107,000 and $83,000 for the three months ended June 30, 2001 and June 30, 2000 and approximately $206,000 and $165,000 for the six months ended June 30, 2001 and June 30, 2000.

      Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

6.    LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share:

                                                                  Three Months Ended                   Six Months Ended
                                                                       June 30,                             June 30,
                                                          -------------------------------       -------------------------------
                                                              2001               2000               2001               2000
                                                          ------------       ------------       ------------       ------------
Numerator:
     Net loss ......................................      $ (6,844,943)      $ (5,288,474)      $(10,649,342)      $(10,816,102)
                                                          ============       ============       ============       ============

Denominator:
     Denominator for basic loss per share-weighted
        average shares .............................         4,068,924          4,068,706          4,068,924          4,068,549
     Effect of dilutive securities:
          Employee stock options ...................                --                 --                 --                 --
                                                          ------------       ------------       ------------       ------------
     Denominator for diluted loss per share-adjusted
        weighted average shares ....................         4,068,924          4,068,706          4,068,924          4,068,549
                                                          ============       ============       ============       ============

Net loss per share-basic and diluted ...............      $      (1.68)      $      (1.30)      $      (2.62)      $      (2.66)
                                                          ============       ============       ============       ============

                            VORNADO OPERATING COMPANY

7.         COMPREHENSIVE LOSS

     The following table sets forth the Company's comprehensive loss:

                                                                  Three Months Ended                  Six Months Ended
                                                                        June 30,                            June 30,
                                                           -------------------------------       -------------------------------
                                                               2001               2000               2001               2000
                                                           ------------       ------------       ------------       ------------
Net loss ............................................      $ (6,844,943)      $ (5,288,474)      $(10,649,342)      $(10,816,102)

Recognition of unrealized loss from marketable
      securities previously included in comprehensive
      loss ..........................................                --                 --            720,126                 --
Proportionate share of other comprehensive loss of
     partially-owned entity .........................                --                 --           (498,000)                --
                                                           ------------       ------------       ------------       ------------
Comprehensive loss ..................................      $ (6,844,943)      $ (5,288,474)      $(10,427,216)      $(10,816,102)
                                                           ============       ============       ============       ============

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

10.        RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on our financial statements.

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

       The Company had a net loss of $6,845,000 for the three months ended June 30, 2001, compared to $5,288,000 for the three months ended June 30, 2000, an increase of $1,557,000, and $10,649,000 for the six months ended June 30, 2001, compared to $10,816,000 for the six months ended June 30, 2000, a decrease of $167,000.

      Interest income was $3,000 for the three months ended June 30, 2001, compared to $37,000 for the three months ended June 30, 2000, a decrease of $34,000, and $6,000 for the six months ended June 30, 2001, compared to $79,000 for the six months ended June 30, 2000, a decrease of $73,000. These decreases resulted primarily from lower average invested balances.

      General and administrative expenses were $414,000 for the three months ended June 30, 2001, compared to a negative $140,000 for the three months ended June 30, 2000, an increase of $554,000. This resulted primarily from a decrease in prior year's quarter in compensation expense relating to outstanding stock appreciation rights, partially offset by payroll costs relating to the Company's Chief Operating Officer. General and administrative expenses were $922,000 for the six months ended June 30, 2001, compared to $797,000 for the six months ended June 30, 2000, an increase of $125,000. This increase resulted from higher payroll costs relating to the Company's Chief Operating Officer, partially offset by a decrease in compensation expense relating to outstanding stock appreciation rights. Emmanuel R. Pearlman, the Company's former Chief Operating Officer, resigned effective June 15, 2001, and will be a consultant to the Company through the end of the year.

       The Company's loss from AmeriCold Logistics was $5,812,000 for the three months ended June 30, 2001, compared to $3,902,000 for the three months ended June 30, 2000, an increase of $1,910,000, and $7,733,000 for the six months ended June 30, 2001, compared to $7,640,000 for the six months ended June 30, 2000, an increase of $93,000. Included in the loss for the three and six months ended June 30, 2001 is interest income of $216,000 and $306,000 earned on the loans advanced to AmeriCold Logistics by the Company since the second quarter of last year. Excluding interest income, the loss from AmeriCold Logistics was $6,028,000 and $8,039,000 for the three and six months ended June 30, 2001. These amounts are discussed below.

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

       At June 30, 2001, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer payment of $3,900,000 of rent, of which the Company's share is $2,340,000. At June 30, 2001, the Company's share of all of AmeriCold Logistics' deferred rent is $16,986,600.

       The AmeriCold Logistics' results are discussed below:

      AMERICOLD LOGISTICS RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

                     Revenues were $155,513,000 for the three months ended June 30, 2001, compared to $163,115,000 for the three months ended June 30, 2000, a decrease of $7,602,000, and $314,501,000 for the six months ended June 30, 2001, compared to $333,206,000 for the six months ended June 30, 2000, a decrease of $18,705,000. Revenues from Leased Operations were $108,380,000 for the three months ended June 30, 2001, compared to $109,628,000 for the three months ended June 30, 2000, a decrease of $1,248,000, and $216,021,000 for the six months ended June 30, 2001, compared to $223,464,000 for the six months ended June 30, 2000, a decrease of $7,443,000. Revenues from Other Operations were $47,133,000 for the three months ended June 30, 2001, compared to $53,487,000 for the three months ended June 30, 2000, a decrease of $6,354,000, and $98,480,000 for the six months ended June 30, 2001, compared to $109,742,000 for the six months ended June 30, 2000, a decrease of $11,262,000.

                     The revenue decrease in Leased Operations for the three and six months ended June 30, 2001, resulted from lower warehouse revenues as a result of a reduction in both total customer inventory stored at the warehouses and customer inventory turns, due to their reaction to a slowing U.S. economy. The decreases in revenues from Other Operations is primarily a decline in Transportation Management Services revenue due to the expiration of a contract with a customer.

                     The gross margin for Leased Operations was $39,176,000, or 36.1%, for the three months ended June 30, 2001, compared to $45,147,000, or 41.1%, for the three months ended June 30, 2000, a decrease of $5,971,000, and $79,024,000, or 36.6%, for the six months ended June 30, 2001, compared to $89,207,000, or 39.9%, for the six months ended June 30, 2000, a decrease of $10,183,000. The decreases in both gross margin and gross margin percentage are attributable to lower customer inventory levels and customer inventory turns.

                     Operating income from Other Operations was $2,009,000 for the three months ended June 30, 2001, compared to $3,055,000 for the three months ended June 30, 2000, a decrease of $1,046,000, and $5,301,000 for the six months ended June 30, 2001, compared to $6,332,000 for the six months ended June 30, 2000, a decrease of $1,031,000. These decreases resulted primarily from (i) a decline in Transportation Management Services operating income associated with the expiration of a contract with a customer and a reduction in services provided to customers in connection with their lower inventory levels and inventory turns, and (ii) less production at the Quarry Operations due to unfavorable local weather conditions that inhibit construction activities which Quarry Operations supply.

                     Rent expense was $36,940,000 for the three months ended June 30, 2001, compared to $43,428,000 for the three months ended June 30, 2000, a decrease of $6,488,000. Rent expense was $72,420,000 for the six months ended June 30, 2001, compared to $86,282,000 for the six months ended June 30, 2000, a decrease of $13,862,000. This decrease is part of the approximate $14,500,000 rent reduction due to the lease restructuring announced February 22, 2001.

                     General and administrative expenses were $11,463,000 for the three months ended June 30, 2001, compared to $8,905,000 for the three months ended June 30, 2000, an increase of $2,558,000, and $19,789,000 for the six months ended June 30, 2001, compared to $17,412,000 for the six months ended

           June 30, 2000, an increase of $2,377,000. These increases reflect accrued severance costs associated with certain senior management changes at AmeriCold Logistics.

                    Depreciation and amortization expense was $2,260,000 for the three months ended June 30, 2001, compared to $1,870,000 for the three months ended June 30, 2000, an increase of $390,000, and $4,447,000 for the six months ended June 30, 2001, compared to $3,851,000 for the six months ended June 30, 2000, an increase of $596,000. These increases are the result of additional machinery and equipment.

                     Interest expense was $802,000 for the three months ended June 30, 2001, compared to $615,000 for the three months ended June 30, 2000, an increase of $187,000, and $1,491,000 for the six months ended June 30, 2001, compared to $1,187,000 for the six months ended June 30, 2000, an increase of $304,000. These increases resulted from higher borrowings and deferred rent.

                     Other income was $234,000 for the three months ended June 30, 2001, compared to $113,000 for the three months ended June 30, 2000, an increase of $121,000, and $424,000 for the six months ended June 30, 2001, compared to $460,000 for the six months ended June 30, 2000, a decrease of $36,000. The increase for the quarter is due to higher interest income from larger average invested balances as compared to prior year's quarter, which is the result of additional borrowings during the second quarter of this year.

                     As a result of the aforementioned factors, AmeriCold Logistics' net loss for the three months ended June 30, 2001 increased by $3,543,000 to $10,046,000, and for the six months ended June 30, 2001, by $665,000 to $13,398,000, when compared to the prior year's quarter and six months.

------------------

       Transportal Network ceased operations in September 2000. Accordingly, there was no loss for either the three or six months ended June 30, 2001.

       The Company recognized an unrealized loss from marketable securities of $778,000 in the first quarter of 2001, due to an `other than temporary decline' in fair value of marketable securities available for sale.

       Interest and debt expense to Vornado was $621,000 for the three months ended June 30, 2001, compared to $447,000 for the three months ended June 30, 2000, an increase of $174,000, and $1,223,000 for the six months ended June 30, 2001, compared to $763,000 for the six months ended June 30, 2000, an increase of $460,000. These increases resulted primarily from higher average outstanding balances under the revolving credit facility with Vornado.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a $75,000,000 unsecured revolving credit facility with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (6.84% at June 30, 2001). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto. Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying dividends. The Company has no external sources of financing except this facility.

       During the six months ended June 30, 2001, the Company increased its note payable to Vornado by $11,100,000. At June 30, 2001, $44,118,000 remains available under this facility.

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

Cash Flows For The Six Months Ended June 30, 2001

      Cash flows used in operating activities of $2,521,000 were comprised of
(i) net loss of $10,649,000 and (ii) the net change in operating assets and liabilities of $608,000, offset by (iii) adjustments for non-cash and non-operating items of $8,736,000. The adjustments for non-cash and non-operating items are comprised of (i) loss from AmeriCold Logistics of $7,958,000 and (ii) unrealized loss from marketable securities of $778,000.

      Net cash used in investing activities of $8,940,000 relate to the loans advanced to AmeriCold Logistics during the second quarter of 2001.

      Net cash provided by financing activities of $11,100,000 resulted from borrowings under the Company's revolving credit facility with Vornado.

Cash Flows For The Six Months Ended June 30, 2000

      Cash flows used in operating activities of $1,481,000 were comprised of
(i) net loss of $10,816,000, offset by (ii) the net change in operating assets and liabilities of $469,000, and (iii) adjustments for non-cash and non-operating items of $8,866,000. The adjustment for non-cash and non-operating items are comprised of (i) loss from investment in AmeriCold Logistics of $7,640,000 and (ii) loss from investment in Transportal Network of $2,882,000, offset by (iii) stock appreciation rights compensation income of $468,000 and
(iv) minority interest of $1,188,000.

      Net cash used in investing activities of $9,000,000 resulted from additional investments in AmeriCold Logistics and Transportal Network.

      Net cash provided by financing activities of $7,597,000 primarily resulted from borrowings under the Company's revolving credit facility with Vornado.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on our financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At June 30, 2001, the Company had $30,882,000 of variable rate debt bearing interest at an interest rate of 6.84% (LIBOR plus 3.00%). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt would result in a $309,000 increase in the Company's annual net loss ($0.08 per basic and diluted share).

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 30, 2001, the Company held its annual meeting of stockholders. The stockholders voted, in person or by proxy, for the election of two nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualified. The two nominees were approved. The results of the voting are shown below:

                                                                                   Votes Cast
                                                                                   Against or
                    Directors                         Votes Cast For                Withheld
                    ---------                         --------------                --------
                    Steven Roth                              3,081,921               399,680
                    Michael D. Fascitelli                    3,081,921               399,680

           Because of the nature of the matters voted upon, there were no abstentions or broker non-votes.

ITEM 5.    OTHER INFORMATION

           On May 1, 2001, Alec C. Covington became the President and Chief Executive Officer of AmeriCold Logistics. Mr. Covington succeeded Daniel F. McNamara who continues as Vice Chairman. Mr. Covington, age 44, was formerly an Executive Vice President of SUPERVALU Inc. (NYSE:SVU) and President and Chief Operating Officer of the SUPERVALU food distribution companies division, which is the nation's largest distributor to grocery retailers having $17 billion of revenue and 34 distribution centers. Previously, Mr. Covington was the President and Chief Operating Officer of the wholesale division of Richfood Holdings, Inc. when it was acquired by SUPERVALU in the fall of 1999. He has more than 25 years of wholesale, retail and supply-chain management experience in the food industry.

           Effective June 15, 2001, Emanuel R. Pearlman resigned from his position as Chief Operating Officer of the Company to pursue other interests.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

(b)      Reports on Form 8-K.

          During the quarter ended June 30, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VORNADO OPERATING COMPANY
                                        --------------------------------------
                                                     (Registrant)




Date: August 2, 2001               By:           /s/ Patrick T. Hogan
                                        ----------------------------------------
                                                     PATRICK T. HOGAN
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

               2.2            Put Agreement, dated as of December 31, 1998, between Vornado Realty Trust, as             *
                              grantor, and Vornado Operating Company, as grantee (incorporated by reference to
                              Exhibit 2.2 of the Company's Current Report on Form 8-K, dated December 31, 1998
                              (File No. 001 -14525), as filed with the Commission on January 15, 1999)

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

               2.4            Asset Purchase Agreement, dated as of March 9, 1999, between Vornado Crescent              *
                              Logistics Operating Partnership, as Purchaser, and URS Logistics, Inc., as Seller
                              (incorporated by reference to Exhibit 2.2 of the Company's Current Report on form
                              8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on
                              March 31, 1999)

               2.5            Asset Purchase Agreement, dated as of March 9, 1999, between AmeriCold Logistics,          *
                              LLC, as Purchaser, and VC Omaha Holdings, L.L.C., as Seller (incorporated by reference to Exhibit 2.3 of the Company's Current Report on Form 8-K, dated March
                              12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)

               2.6            Asset Purchase Agreement, dated as of March 9, 1999, between AmeriCold Logistics           *
                              II, LLC, as Purchaser, and VC Missouri Holdings, L.L.C., as Seller (incorporated by reference to Exhibit 2.4 of the Company's Current Report on Form 8-K, dated
                              March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31,
                              1999)

               3.1            Restated Certificate of Incorporation of Vornado Operating Company (incorporated           *
                              by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-11
                              (File No. 333-40701), as filed with the Commission on September 28, 1998)

               3.2            Amended and Restated Bylaws of Vornado Operating Company (incorporated by                  *
                              reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the
                              quarter ended March 31, 2000 (File No. 001-14525) as filed with the Commission on
                              May 9, 2000)

------------------------------
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

              10.1            Intercompany Agreement, dated as of October 16, 1998, between Vornado Operating            *
                              Company and Vornado Realty Trust (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998
                              (File No. 001-14525))

              10.2            Credit Agreement dated as of January 1, 1999, between Vornado Operating Company            *
                              and Vornado Realty L.P., together with related form of Line of Credit Note
                              (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form
                              10-K for the year ended December 31, 1998 (File No. 001-14525))

              10.3            1998 Omnibus Stock Plan of Vornado Operating Company (incorporated by reference            *
                              to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended
                              December 31, 1998 (File No. 001 -14525))

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

              10.6            Master Lease Agreement, dated as of April 22, 1998, between URS Real Estate,               *
                              L.P., as Landlord, and URS Logistics, Inc., as Tenant (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K/A, dated March 12,
                              1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

              10.7            First Amendment to Master Lease Agreement, dated as of March 10, 1999, between             *
                              URS Real Estate, L.P. and URS Logistics, Inc. (incorporated by reference to
                              Exhibit 10.3 of the Company's Current Report on Form 8-K/A, dated March 12, 1999
                              (File No. 001-14525), as filed with the Commission on May 26, 1999)

               10.7(A)       Second Amendment to Master Lease Agreement, effective as of February 22, 2001,              *
                             between URS Real Estate, L.P. and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit 10.7(A) of the Company's quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525) as filed with the Commission on May 11, 2001)

              10.8            Assignment and Assumption of Master Lease, dated as of March 11, 1999, between             *
                              URS Logistics, Inc. and AmeriCold Logistics II, LLC (incorporated by reference to
                              Exhibit 10.4 of the Company's Current Report on Form 8-K/A, dated March 12, 1999
                              (File No. 001-14525), as filed with the Commission on May 26, 1999)

------------------------------
* Incorporated by reference.

           EXHIBIT NO.                                                                                                 PAGE
           -----------                                                                                                 ----
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

              10.10           First Amendment to Master Lease Agreement, dated as of March 10, 1999, between             *
                              AmeriCold Real Estate, L.P. and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K/A, dated
                              March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

             10.10(A)         Second Amendment to Master Lease Agreement, effective as of February 22, 2001,            *
                              between AmeriCold Real Estate, L.P. and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit 10.10(A) of the Company's quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525) as filed with the
                              Commission on May 11, 2001)

             10.11            Assignment and Assumption of Master Lease, dated as of February 28, 1999, between          *
                              AmeriCold Corporation and AmeriCold Logistics, LLC (incorporated by referenced to
                              Exhibit 10.7 of the Company's Current Report on Form 8-K/A, dated March 12, 1999
                              (File No. 001-14525), as filed with the Commission on May 26, 1999)

              10.12           Master Lease Agreement, dated as of March 11, 1999, between URS Logistics, Inc.,           *
                              as landlord, and AmeriCold Logistics II, LLC, as Tenant (incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K/A, dated
                              March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

              10.12(A)        Amendment to Master Lease Agreement, effective as of February 22, 2001, between            *
                              AmeriCold Corporation, as successor to URS Logistics, Inc., and AmeriCold
                              Logistics LLC. (incorporated by reference to Exhibit 10.12(A) of the Company's quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No.
                              001-14525) as filed with the Commission on May 11, 2001)

             10.13            Master Lease Agreement, dated as of February 28, 1999, between AmeriCold                   *
                              Corporation, as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K/A, dated
                              March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

              10.13(A)        Amendment to Master Lease Agreement, effective February 22, 2001, between                  *
                              AmeriCold Corporation and AmeriCold Logistics, LLC. (incorporated by reference to
                              Exhibit 10.13(A) of the Company's quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525) as filed with the Commission on May 11,
                              2001)

------------------------------
* Incorporated by reference.

           EXHIBIT NO.                                                                                                 PAGE
           -----------                                                                                                 ----
             10.14            Master Lease Agreement, dated as of March 11, 1999, between each of the entities           *
                              listed on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistics,
                              LLC, as Tenant (incorporated by reference to Exhibit 10.10 of the Company's
                              Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

             10.14(A)         Amendment to Master Lease Agreement, dated as of March 22, 2000, among each of the         *
                              entities identified on Exhibit A thereto, collectively as Landlord, and AmeriCold
                              Logistic, LLC, as Tenant (incorporated by reference to Exhibit 10.14 (A) of the
                              Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File
                              No. 001-14525) as filed with the Commission on May 9, 2000)

             10.14(B)         Amendment to Master Lease Agreement, effective as of February 22, 2001, by and             *
                              among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit
                              10.14(B) of the Company's quarterly Report on Form 10-Q for the quarter ended
                              March 31, 2001 (File No. 001-14525) as filed with the Commission on May 11, 2001)

             10.15            Master Lease Agreement, dated as of March 11, 1999, between VC Omaha Holdings,             *
                              L.L.C. and Carmar Freezers Thomasville L.L.C., together as Landlord, and
                              AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K/A, dated March 12, 1999 (File No.
                              001-14525), as filed with the Commission on May 26, 1999)

              10.15(A)        Amendment to Master Lease Agreement, effective as of February 22, 2001, between            *
                              VC Omaha Holdings, L.L.C., and Carmar Freezers Thomasville L.L.C., together as
                              Landlord, and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit
                              10.15(A) of the Company's quarterly Report on Form 10-Q for the quarter ended
                              March 31, 2001 (File No. 001-14525) as filed with the Commission on May 11, 2001)

             10.16            Employment Agreement between Vornado Operating Company and Emanuel Pearlman,               *
                              dated May 19, 2000 (incorporated by reference to Exhibit 10.16 of the Company's
                              Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File no.
                              001-14525) as filed with the Commission on August 7, 2000)

             10.17            Amended and Restated Limited Liability Company Agreement of Transportal Network,           *
                              LLC, a Delaware Limited Liability Company (incorporated by reference to Exhibit
                              10.17 of the Company's Quarterly Report on Form 10-Q for the quarter ended June
                              30, 2000 (File no. 001-14525) as filed with the Commission on August 7, 2000)

------------------------------
* Incorporated by reference.