Form 10-Q
period 2001-09-30
VORNADO OPERATING CO
filed 2001-11-01
CIK 1050080

EXHIBIT INDEX ON PAGE 18

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	September 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-14525

VORNADO OPERATING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-3569068

(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

888 Seventh Avenue, New York, New York	10019

(Address of principal executive offices)	(Zip Code)

(212) 894-7000

(Registrant’s telephone number, including area code)

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

[X] Yes	[ ] No

As of October 26, 2001, there were 4,068,924 shares of the registrant’s common stock, par value $.01 per share, outstanding.

INDEX

		Page Number

PART I.	Financial Information:

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of

	September 30, 2001 and December 31, 2000	3

	Consolidated Statements of Operations for the

	Three and Nine Months Ended September 30, 2001 and

	September 30, 2000	4

	Consolidated Statements of Cash Flows for the

	Nine Months Ended September 30, 2001 and September 30, 2000	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of

	Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II.	Other Information:

Item 1.	Legal Proceedings	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

Exhibit Index		18

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

VORNADO OPERATING COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

ASSETS

Cash and cash equivalents	$4,279	$589,564

Marketable securities	—	57,504

Investment in and advances to AmeriCold Logistics	9,891,950	15,765,891

Prepaid expenses and other assets	240,337	316,399

	$10,136,566	$16,729,358

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Note payable to Vornado Realty Trust	$30,921,538	$19,781,538

Due to Transportal Network	—	582,194

Due to Vornado Realty Trust	300,423	73,359

Accounts payable and accrued expenses	265,287	337,416

Total liabilities	31,487,248	20,774,507

Minority interest	—	—

Commitments and contingencies

Stockholders’ deficit:

Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and outstanding, 4,068,924 shares in each period	40,689	40,689

Additional paid-in capital	22,462,555	22,462,555

Accumulated deficit	(43,355,926)	(25,828,267)

	(20,852,682)	(3,325,023)

Accumulated other comprehensive loss	(498,000)	(720,126)

Total stockholders’ deficit	(21,350,682)	(4,045,149)

	$10,136,566	$16,729,358

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:

Interest income	$2,166	$2,875	$8,146	$81,518

Expenses:

General and administrative	426,945	216,853	1,348,530	1,014,077

	(424,779)	(213,978)	(1,340,384)	(932,559)

Loss from AmeriCold Logistics	(5,809,022)	(1,833,000)	(13,542,142)	(9,473,000)

Interest and debt expense to Vornado Realty Trust	(644,516)	(534,849)	(1,867,503)	(1,298,245)

Loss from Transportal Network	—	(2,100,000)	—	(4,982,576)

Unrealized loss from marketable securities	—	—	(777,630)	—

Loss before income tax benefit and minority interest	(6,878,317)	(4,681,827)	(17,527,659)	(16,686,380)

Income tax benefit	—	—	—	—

Loss before minority interest	(6,878,317)	(4,681,827)	(17,527,659)	(16,686,380)

Minority interest	—	393,314	—	1,581,765

Net loss	$(6,878,317)	$(4,288,513)	$(17,527,659)	$(15,104,615)

Net loss per share — basic and diluted	$(1.69)	$(1.05)	$(4.31)	$(3.71)

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,

	2001	2000

Cash Flows from Operating Activities:

Net loss	$(17,527,659)	$(15,104,615)

Adjustments to reconcile net loss to net cash used in operations:

Minority interest	—	(1,581,765)

Equity in loss from AmeriCold Logistics	14,262,600	9,552,000

Loss from Transportal Network	—	4,982,576

Unrealized loss from marketable securities	777,630	—

Stock appreciation rights compensation expense (income)	—	(215,807)

Changes in operating assets and liabilities:

Prepaid expenses and other assets	76,062	(88,725)

Interest receivable on loans to AmeriCold Logistics	(70,172)	(14,000)

Accounts payable and accrued expenses	(72,129)	336,885

Due to Transportal Network	(582,194)	—

Due to Vornado Realty Trust	227,064	(19,360)

Net cash used in operating activities	(2,908,798)	(2,152,811)

Cash Flows from Investing Activities:

Investment in and advances to AmeriCold Logistics	(8,940,000)	(9,000,000)

Repayment of loans to AmeriCold Logistics	123,513	—

Investment in Transportal Network	—	(4,800,000)

Purchase of securities available for sale	—	(526,375)

Net cash used in investing activities	(8,816,487)	(14,326,375)

Cash Flows from Financing Activities:

Proceeds from borrowings	11,140,000	15,250,000

Repayments on borrowings	—	(1,905,358)

Other	—	3,400

Net cash provided by financing activities	11,140,000	13,348,042

Net decrease in cash and cash equivalents	(585,285)	(3,131,144)

Cash and cash equivalents at beginning of period	589,564	3,257,870

Cash and cash equivalents at end of period	$4,279	$126,726

Supplemental Information:

Cash payments for interest	$1,655,939	$1,298,245

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

         Vornado Operating Company (the “Company”) holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership (“Company L.P.”). The Company is the sole general partner of, and as of September 30, 2001 owned a 90.1% partnership interest in, Company L.P. All references to the “Company” refer to Vornado Operating Company and its subsidiaries including Company L.P.

2.	BASIS OF PRESENTATION

         The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

         The accompanying consolidated financial statements include the accounts of the Company and Company L.P. All significant intercompany amounts have been eliminated.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

3.	MARKETABLE SECURITIES

         The Company recognized an unrealized loss from marketable securities of $777,630 during the first quarter of 2001 due to an “other than temporary decline” in fair value of securities available for sale.

4.	INVESTMENTS IN PARTNERSHIPS

         The Company’s investments in and advances to partnerships and loss recognized from such investments are as follows:

	Investments in and Advances to Partnership

	September 30, 2001	December 31, 2000

AmeriCold Logistics (60% interest)	$9,891,950	$15,765,891

         During the second quarter of 2001, the Company made two loans to AmeriCold Logistics. The first loan, made on April 30, 2001, was $3,840,000 and is secured by a mortgage on AmeriCold Logistics’ quarries. This loan bears interest at 12% and requires monthly payments of interest until maturity on March 31, 2002. The second loan, made on June 6, 2001, was $5,100,000 and is secured by property, plant and equipment. This loan bears interest at 14% and requires monthly payments of principal and interest of $98,933 until maturity on December 31, 2002.

VORNADO OPERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Loss from Investments in Partnerships

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

AmeriCold Logistics (60% interest)	$(5,809,022)	$(1,833,000)	$(13,542,142)	$(9,473,000)

Transportal Network (60% interest)	—	(2,100,000)	—	(4,982,576)

	$(5,809,022)	$(3,933,000)	$(13,542,142)	$(14,455,576)

         The following condensed operating data represents 100% of AmeriCold Logistics of which the Company’s share is 60%:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$164,270,000	$168,715,000	$478,771,000	$501,921,000

Costs other than depreciation applicable to revenues	$(161,536,000)	$(160,815,000)	$(464,132,000)	$(484,764,000)

Net loss	$(10,373,000)	$(3,187,000)	$(23,771,000)	$(15,920,000)

         AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets.

         During the second and third quarters of 2001, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Vornado REIT/Crescent REIT Partnership (the “Landlord”), to defer payment of rent as follows:

		The Company's
	Total	Share

Quarter ended September 30, 2001	$8,852,000	$5,311,200

Quarter ended June 30, 2001	3,900,000	2,340,000

Amount deferred at December 31, 2000	24,411,000	14,646,600

Total deferred rent at September 30, 2001	$37,163,000	$22,297,800

         Lease Restructuring

         On February 22, 2001, AmeriCold Logistics’ leases with the Landlord were restructured to, among other things, (i) reduce 2001’s contractual rent to $146,000,000 ($14,500,000 less than 2000’s contractual rent), (ii) reduce 2002’s contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord’s share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002. Total rent expense was $111,905,000 for the nine months ended September 30, 2001, $16,823,000 less than the comparable period in 2000. However, for the full year ending December 31, 2001 the Company continues to expect (as indicated in (i) above) that the rent will be approximately $14,500,000 less than the prior year.

VORNADO OPERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	VORNADO AGREEMENT

         The Company and Vornado Realty Trust (“Vornado”) have entered into an agreement (“Vornado Agreement”) pursuant to which, among other things, (a) Vornado will under certain circumstances offer the Company an opportunity to become the lessee of certain real property owned now or in the future by Vornado (under mutually satisfactory lease terms) and (b) the Company will not make any real estate investment or other REIT-Qualified Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity.

         Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado’s offices, space for the Company’s principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and reimburses Vornado for certain costs incurred and paid to third parties on behalf of the Company. The Company incurred fees of $82,500 for the three months ended September 30, 2001 and 2000, and $288,700 and $247,500 for the nine months ended September 30, 2001 and 2000.

         Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

6.	LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:

Net loss	$(6,878,317)	$(4,288,513)	$(17,527,659)	$(15,104,615)

Denominator:

Denominator for basic loss per share-weighted average shares	4,068,924	4,068,902	4,068,924	4,068,662

Effect of dilutive securities:

Employee stock options	—	—	—	—

Denominator for diluted loss per share-adjusted weighted average shares	4,068,924	4,068,902	4,068,924	4,068,662

Net loss per share-basic and diluted	$(1.69)	$(1.05)	$(4.31)	$(3.71)

VORNADO OPERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	COMPREHENSIVE LOSS

         The following table sets forth the Company’s comprehensive loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net loss	$(6,878,317)	$(4,288,513)	$(17,527,659)	$(15,104,615)

Recognition of unrealized loss from marketable securities previously included in comprehensive loss	—	—	720,126	—

Other comprehensive loss	—	(45,125)	—	(45,125)

Proportionate share of other comprehensive loss of partially-owned entity	—	—	(498,000)	—

Comprehensive loss	$(6,878,317)	$(4,333,638)	$(17,305,533)	$(15,149,740)

8.	MINORITY INTEREST

         During the year ended December 31, 2000, the investment in Company L.P. (Vornado Operating Company’s operating partnership) by minority holders was fully absorbed by losses. The minority interest’s 9.9% share of present and future losses will be recognized by the Company.

9.	COMMITMENTS AND CONTINGENCIES

         The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

10.	RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective immediately and SFAS 142 will be implemented in January 2002. The new standards are not expected to have a significant impact on the Company’s financial statements.

         In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003) and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period which it is incurred. SFAS No. 144 supercedes current accounting literature and now provides for a single accounting model for long lived-assets to be disposed of by sale and requires discontinued operations presentation for disposals of a “component” of an entity. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143 and 144.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to: (a) the Company’s limited operating history; (b) restrictions on the Company’s business and future opportunities; (c) dependence upon Vornado Realty Trust; (d) the substantial influence of the Company’s controlling stockholders and conflicts of interest; (e) risks associated with potential investments and ability to manage those investments; (f) competition; (g) the Company’s obligations under the revolving credit facility; (h) AmeriCold Logistics’ obligations under the lease agreements with the Vornado REIT/Crescent REIT Partnership; (i) the Company’s limited financial resources; (j) dependence on key personnel; (k) potential anti-takeover effects of the Company’s charter documents and applicable law; (l) dependence on dividends and distributions of subsidiaries; (m) potential costs of compliance with environmental laws; (n) changes in the general economic climate; and (o) government regulations. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations

         The Company’s operations and business are subject to a variety of risks. In considering the Company’s results of operations, please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

         The Company had a net loss of $6,878,000 for the three months ended September 30, 2001, compared to $4,289,000 for the three months ended September 30, 2000, an increase of $2,589,000, and $17,528,000 for the nine months ended September 30, 2001, compared to $15,105,000 for the nine months ended September 30, 2000, an increase of $2,423,000.

         Interest income was $2,000 for the three months ended September 30, 2001, compared to $3,000 for the three months ended September 30, 2000, a decrease of $1,000, and $8,000 for the nine months ended September 30, 2001, compared to $82,000 for the nine months ended September 30, 2000, a decrease of $74,000. These decreases resulted primarily from lower average invested balances.

         General and administrative expenses were $427,000 for the three months ended September 30, 2001, compared to $217,000 for the three months ended September 30, 2000, an increase of $210,000. The prior year’s quarter expense is reduced by the effect of stock appreciation rights from a decline in the Company’s stock price. General and administrative expenses were $1,349,000 for the nine months ended September 30, 2001, compared to $1,014,000 for the nine months ended September 30, 2000, an increase of $335,000. This increase resulted from higher payroll costs relating to the Company’s former Chief Operating Officer, Emanuel R. Pearlman, who resigned, effective June 15, 2001, but will be a consultant to the Company through the end of the year. Mr. Pearlman had been employed by the Company for one year.

         The Company’s loss from AmeriCold Logistics was $5,809,000 for the three months ended September 30, 2001, compared to $1,833,000 for the three months ended September 30, 2000, an increase of $3,976,000, and $13,542,000 for the nine months ended September 30, 2001, compared to $9,473,000 for the nine months ended September 30, 2000, an increase of $4,069,000. These losses are reduced by interest income earned on loans advanced to AmeriCold Logistics by the Company since the second quarter of last year. Interest income was $415,000 for the three months ended September 30, 2001, compared to $79,000 for the three months ended September 30, 2000, an increase of $336,000, and $720,000 for the nine months ended September 30, 2001, compared to $79,000 for the nine months ended September 30, 2000, an increase of $641,000. Excluding interest income, the loss from AmeriCold Logistics was $6,224,000 and $1,912,000 for the three months ended September 30, 2001 and 2000, and $14,262,000 and $9,552,000 for the nine months ended September 30, 2001 and 2000 (these amounts are discussed below).

         On February 22, 2001, AmeriCold Logistics’ leases with the Vornado REIT/Crescent REIT Partnership (the “Landlord”) were restructured to, among other things, (i) reduce 2001’s contractual rent to $146,000,000 ($14,500,000 less than 2000’s contractual rent), (ii) reduce 2002’s contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord’s share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

         During the second and third quarters of 2001, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer payment of rent as follows:

	Total	The Company's
		Share

Quarter ended September 30, 2001	$8,852,000	$5,311,200

Quarter ended June 30, 2001	3,900,000	2,340,000

Amount deferred at December 31, 2000	24,411,000	14,646,600

Total deferred rent at September 30, 2001	$37,163,000	$22,297,800

         The AmeriCold Logistics’ results are discussed below:

AmeriCold Logistics Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

The following are discussions of the results of operations of AmeriCold Logistics, the Company’s Temperature Controlled Logistics business — see the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 for a discussion of this business. The data below represents 100% of this business of which the Company owns 60%. For the purpose of the discussions below, “Leased Operations” refer to operations at warehouses leased by AmeriCold Logistics and “Other Operations” refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers (“Managed Warehouses”), (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments and (iii) Quarry Operations.

Revenues were $164,270,000 for the three months ended September 30, 2001, compared to $168,715,000 for the three months ended September 30, 2000, a decrease of $4,445,000, and $478,771,000 for the nine months ended September 30, 2001, compared to $501,921,000 for the nine months ended September 30, 2000, a decrease of $23,150,000. Revenues from Leased Operations were $108,123,000 for the three months ended September 30, 2001, compared to $115,682,000 for the three months ended September 30, 2000, a decrease of $7,559,000, and $324,144,000 for the nine months ended September 30, 2001, compared to $339,146,000 for the nine months ended September 30, 2000, a decrease of $15,002,000. Revenues from Other Operations were $56,147,000 for the three months ended September 30, 2001, compared to $53,033,000 for the three months ended September 30, 2000, an increase of $3,114,000, and $154,627,000 for the nine months ended September 30, 2001, compared to $162,775,000 for the nine months ended September 30, 2000, a decrease of $8,148,000.

The revenue decrease in Leased Operations for the three and nine months ended September 30, 2001, resulted from lower warehouse revenues as a result of a reduction in both total customer inventory stored at the warehouses and customer inventory turns. The increase in revenues from Other Operations for the quarter, as compared to the prior year’s quarter, results from an increase in Transportation Management Services, partially offset by a decrease in revenues from Managed Warehouses as a result of losing a customer. The decrease in revenues from Other Operations for the nine month period, as compared to the prior year’s nine month period, results from (i) the decrease in Managed Warehouses discussed above, (ii) a decline in Transportation Management Services revenue due to the expiration of a contract with a customer in the second quarter of 2000, and (iii) a reduction in output at the Quarry Operations.

The gross margin for Leased Operations was $37,127,000, or 34.3%, for the three months ended September 30, 2001, compared to $45,572,000, or 39.4%, for the three months ended September 30, 2000, a decrease of $8,445,000, and $116,151,000, or 35.8%, for the nine months ended September 30, 2001, compared to $134,779,000, or 39.7%, for the nine months ended September 30, 2000, a decrease of $18,628,000. The decreases in both gross margin and gross margin percentage are attributable to lower customer inventory levels and customer inventory turns.

Operating income from Other Operations was $5,092,000 for the three months ended September 30, 2001, compared to $4,774,000 for the three months ended September 30, 2000, an increase of $318,000, and $10,393,000 for the nine months ended September 30, 2001, compared to $11,106,000 for the nine months ended September 30, 2000, a decrease of $713,000. The decrease for the nine month period, as compared to the prior year’s nine month period, results primarily from a reduction in output at the Quarry Operations.

Rent expense was $39,485,000 for the three months ended September 30, 2001, compared to $42,446,000 for the three months ended September 30, 2000, a decrease of $2,961,000, and $111,905,000 for the nine months ended September 30, 2001, compared to $128,728,000 for the nine months ended September 30, 2000, a decrease of $16,823,000. These decreases are a result of the lease restructuring announced on February 22, 2001. Consistent with that announcement, the Company continues to expect rent expense for the full year ending December 31, 2001 to be approximately $14,500,000 less than the prior year.

General and administrative expenses were $9,743,000 for the three months ended September 30, 2001, compared to $9,003,000 for the three months ended September 30, 2000, an increase of $740,000, and $29,532,000 for the nine months ended September 30, 2001, compared to $26,415,000 for the nine months ended September 30, 2000, an increase of $3,117,000. These increases reflect severance costs associated with senior management changes at AmeriCold Logistics.

Depreciation and amortization expense was $2,332,000 for the three months ended September 30, 2001, compared to $2,153,000 for the three months ended September 30, 2000, an increase of $179,000, and $6,779,000 for the nine months ended September 30, 2001, compared to $6,004,000 for the nine months ended September 30, 2000, an increase of $775,000. These increases are the result of additional machinery and equipment.

Interest expense was $1,393,000 for the three months ended September 30, 2001, compared to $599,000 for the three months ended September 30, 2000, an increase of $794,000, and $2,884,000 for the nine months ended September 30, 2001, compared to $1,786,000 for the nine months ended September 30, 2000, an increase of $1,098,000. These increases resulted from higher borrowings and deferred rent.

Interest and other income was $361,000 for the three months ended September 30, 2001, compared to $668,000 for the three months ended September 30, 2000, a decrease of $307,000, and $785,000 for the nine months ended September 30, 2001, compared to $1,128,000 for the nine months ended September 30, 2000, a decrease of $343,000. These decreases are the result of lower average invested balances.

As a result of the aforementioned factors, AmeriCold Logistics’ net loss for the three months ended September 30, 2001 increased by $7,186,000 to $10,373,000, and for the nine months ended September 30, 2001, by $7,851,000, to $23,771,000, when compared to the prior year’s periods.

         Transportal Network ceased operations in September 2000. Accordingly, there was no loss for either the three or nine months ended September 30, 2001.

         The Company recognized an unrealized loss from marketable securities of $778,000 in the first quarter of 2001, due to an “other than temporary decline” in fair value of marketable securities available for sale.

         Interest and debt expense to Vornado was $645,000 for the three months ended September 30, 2001, compared to $535,000 for the three months ended September 30, 2000, an increase of $110,000, and $1,868,000 for the nine months ended September 30, 2001, compared to $1,298,000 for the nine months ended September 30, 2000, an increase of $570,000. These increases resulted primarily from higher average outstanding balances under the revolving credit facility with Vornado.

Liquidity and Capital Resources

         The Company has a $75,000,000 unsecured revolving credit facility with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (6.52% at September 30, 2001). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto. Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying dividends. The Company has no external sources of financing except this facility.

         During the three months ended September 30, 2001, the Company increased its note payable to Vornado by $40,000. At September 30, 2001, $44,078,000 remains available under this facility.

         AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets.

         In the aggregate, the Company’s investments do not, and for the foreseeable future, are not expected to, generate sufficient cash flow to pay all of its expenses. The Company estimates that it has adequate borrowing capacity under its credit facility to meet its cash requirements.

Cash Flows For The Nine Months Ended September 30, 2001

         Cash flows used in operating activities of $2,909,000 were comprised of (i) net loss of $17,528,000 and (ii) the net change in operating assets and liabilities of $421,000, offset by (iii) adjustments for non-cash and non-operating items of $15,040,000. The adjustments for non-cash and non-operating items are comprised of (i) loss from AmeriCold Logistics of $14,262,000 and (ii) unrealized loss from marketable securities of $778,000.

         Net cash used in investing activities of $8,816,000 relate to the loans advanced to AmeriCold Logistics during the third quarter of 2001.

         Net cash provided by financing activities of $11,140,000 resulted from borrowings under the Company’s revolving credit facility with Vornado.

Cash Flows For The Nine Months Ended September 30, 2000

         Cash flows used in operating activities of $2,153,000 were comprised of (i) net loss of $15,105,000, offset by (ii) the net change in operating assets and liabilities of $215,000, and (iii) adjustments for non-cash and non-operating items of $12,737,000. The adjustment for non-cash and non-operating items are comprised of (i) loss from AmeriCold Logistics of $9,552,000 and (ii) loss from Transportal Network of $4,983,000, offset by (iii) stock appreciation rights compensation income of $216,000 and (iv) minority interest of $1,582,000.

         Net cash used in investing activities of $14,326,000 was comprised of investment in and advances to AmeriCold Logistics of $9,000,000, investment in Transportal Network of $4,800,000, and purchases of securities available for sale of $526,000.

         Net cash provided by financing activities of $13,348,000 was primarily comprised of proceeds from borrowings of $15,250,000, offset by repayments of borrowings under the Company’s revolving credit facility with Vornado of $1,905,000.

Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 is effective immediately and SFAS 142 will be implemented in January 2002. The new standards are not expected to have a significant impact on the Company’s financial statements.

         In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003) and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period which it is incurred. SFAS No. 144 supercedes current accounting literature and now provides for a single accounting model for long lived-assets to be disposed of by sale and requires discontinued operations presentation for disposals of a “component” of an entity. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143 and 144.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         At September 30, 2001, the Company had $30,922,000 of variable rate debt bearing interest at an interest rate of 6.52% (LIBOR plus 3.00%). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt would result in a $309,000 increase in the Company’s annual net loss ($0.08 per basic and diluted share).

PART II.OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 5. Other Information

         On May 1, 2001, Alec C. Covington became the President and Chief Executive Officer of AmeriCold Logistics. Mr. Covington succeeded Daniel F. McNamara who continues as Vice Chairman. Mr. Covington, age 44, was formerly an Executive Vice President of SUPERVALU Inc. (NYSE:SVU) and President and Chief Operating Officer of the SUPERVALU food distribution companies division, which is the nation’s largest distributor to grocery retailers having $17 billion of revenue and 34 distribution centers. Previously, Mr. Covington was the President and Chief Operating Officer of the wholesale division of Richfood Holdings, Inc. when it was acquired by SUPERVALU in the fall of 1999. He has more than 25 years of wholesale, retail and supply-chain management experience in the food industry.

         Effective June 15, 2001, Emanuel R. Pearlman resigned from his position as Chief Operating Officer of the Company to pursue other interests.

         On October 22, 2001, Jonathan C. Daiker joined Americold Logistics as Chief Financial Officer. Most recently, Mr. Daiker served for five years as Executive Vice President and Chief Financial Officer of the Simmons Company, a manufacturer and distributor of mattresses. Prior thereto, from 1981-1995, he held subsidiary and unit Chief Financial Officer positions with Phillips Electronics N.V., a multibillion dollar consumer electronics company. Mr. Daiker, a CPA, began his career with Price Waterhouse & Company.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

(b)	Reports on Form 8-K.

During the quarter ended September 30, 2001, the Company did not file any reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO OPERATING COMPANY

(Registrant)

Date: November 1, 2001	By:	/s/ Patrick T. Hogan

PATRICK T. HOGAN
Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Page

The following is a list of all exhibits filed as part of this report

2.1	Assignment Agreement, dated as of December 31, 1998, between Vornado Realty Trust, as assignor, and Vornado Operating Company, assignee (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated December 31, 1998 (File No. 001-14525), as filed with the Commission on January 15, 1999)	*

2.2	Put Agreement, dated as of December 31, 1998, between Vornado Realty Trust, as grantor, and Vornado Operating Company, as grantee (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, dated December 31, 1998 (File No. 001 -14525), as filed with the Commission on January 15, 1999)	*

2.3	Asset Purchase Agreement dated as of February 26, 1999, between AmeriCold Logistics, LLC, as Purchaser, and AmeriCold Corporation, as Seller (incorporated by reference to Exhibit 2.1 of the, Company’s Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

2.4	Asset Purchase Agreement, dated as of March 9, 1999, between Vornado Crescent Logistics Operating Partnership, as Purchaser, and URS Logistics, Inc., as Seller (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

2.5	Asset Purchase Agreement, dated as of March 9, 1999, between AmeriCold Logistics, LLC, as Purchaser, and VC Omaha Holdings, L.L.C., as Seller (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

2.6	Asset Purchase Agreement, dated as of March 9, 1999, between AmeriCold Logistics II, LLC, as Purchaser, and VC Missouri Holdings, L.L.C., as Seller (incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

3.1	Restated Certificate of Incorporation of Vornado Operating Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-11 (File No. 333-40701), as filed with the Commission on September 28, 1998)	*

3.2	Amended and Restated Bylaws of Vornado Operating Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-14525) as filed with the Commission on May 9, 2000)	*

*	Incorporated by reference.

Exhibit No.		Page

4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-40701), as filed with the Commission on January 23, 1998)	*

10.1	Intercompany Agreement, dated as of October 16, 1998, between Vornado Operating Company and Vornado Realty Trust (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))	*

10.2	Credit Agreement dated as of January 1, 1999, between Vornado Operating Company and Vornado Realty L.P., together with related form of Line of Credit Note (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))	*

10.3	1998 Omnibus Stock Plan of Vornado Operating Company (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001 -14525))	*

10.4	Agreement of Limited Partnership of Vornado Operating L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))	*

10.5	Agreement, dated March 11, 1999, between Vornado Operating L.P. and COPI Temperature Controlled Logistics L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

10.6	Master Lease Agreement, dated as of April 22, 1998, between URS Real Estate, L.P., as Landlord, and URS Logistics, Inc., as Tenant (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.7	First Amendment to Master Lease Agreement, dated as of March 10, 1999, between URS Real Estate, L.P. and URS Logistics, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.7(A)	Second Amendment to Master Lease Agreement, effective as of February 22, 2001, between URS Real Estate, L.P. and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit 10.7(A) of the Company’s quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525) as filed with the Commission on May 11, 2001)	*

10.8	Assignment and Assumption of Master Lease, dated as of March 11, 1999, between URS Logistics, Inc. and AmeriCold Logistics II, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

*	Incorporated by reference.

Exhibit No.		Page

10.9	Master Lease Agreement, dated as of April 22, 1998, between AmeriCold Real Estate, L.P., as Landlord and AmeriCold Corporation, as Tenant (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.10	First Amendment to Master Lease Agreement, dated as of March 10, 1999, between AmeriCold Real Estate, L.P. and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.10(A)	Second Amendment to Master Lease Agreement, effective as of February 22, 2001, between AmeriCold Real Estate, L.P. and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit 10.10(A) of the Company’s quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525) as filed with the Commission on May 11, 2001)	*

10.11	Assignment and Assumption of Master Lease, dated as of February 28, 1999, between AmeriCold Corporation and AmeriCold Logistics, LLC (incorporated by referenced to Exhibit 10.7 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.12	Master Lease Agreement, dated as of March 11, 1999, between URS Logistics, Inc., as landlord, and AmeriCold Logistics II, LLC, as Tenant (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.12(A)	Amendment to Master Lease Agreement, effective as of February 22, 2001, between AmeriCold Corporation, as successor to URS Logistics, Inc., and AmeriCold Logistics LLC. (incorporated by reference to Exhibit 10.12(A) of the Company’s quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525) as filed with the Commission on May 11, 2001)	*

10.13	Master Lease Agreement, dated as of February 28, 1999, between AmeriCold Corporation, as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.13(A)	Amendment to Master Lease Agreement, effective February 22, 2001, between AmeriCold Corporation and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit 10.13(A) of the Company’s quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525) as filed with the Commission on May 11, 2001)	*

*	Incorporated by reference.

Exhibit No.		Page

10.14	Master Lease Agreement, dated as of March 11, 1999, between each of the entities listed on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.14(A)	Amendment to Master Lease Agreement, dated as of March 22, 2000, among each of the entities identified on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistic, LLC, as Tenant (incorporated by reference to Exhibit 10.14 (A) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-14525) as filed with the Commission on May 9, 2000)	*

10.14(B)	Amendment to Master Lease Agreement, effective as of February 22, 2001, by and among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit 10.14(B) of the Company’s quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525) as filed with the Commission on May 11, 2001)	*

10.15	Master Lease Agreement, dated as of March 11, 1999, between VC Omaha Holdings, L.L.C. and Carmar Freezers Thomasville L.L.C., together as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.15(A)	Amendment to Master Lease Agreement, effective as of February 22, 2001, between VC Omaha Holdings, L.L.C., and Carmar Freezers Thomasville L.L.C., together as Landlord, and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit 10.15(A) of the Company’s quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525) as filed with the Commission on May 11, 2001)	*

10.16	Employment Agreement between Vornado Operating Company and Emanuel Pearlman, dated May 19, 2000 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File no. 001-14525) as filed with the Commission on August 7, 2000)	*

10.17	Amended and Restated Limited Liability Company Agreement of Transportal Network, LLC, a Delaware Limited Liability Company (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File no. 001-14525) as filed with the Commission on August 7, 2000)	*

*	Incorporated by reference.