Form 10-K405
period 2001-12-31
VORNADO OPERATING CO
filed 2002-03-14
CIK 1050080

                                                        EXHIBIT INDEX ON PAGE 57

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: DECEMBER 31, 2001
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       To

Commission File Number: 001-14525

                            VORNADO OPERATING COMPANY
             (Exact name of Registrant as specified in its charter)

                      DELAWARE                           22-3569068
      ----------------------------------------     ----------------------
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)          Identification Number)

       888 SEVENTH AVENUE, NEW YORK, NEW YORK               10019
      ----------------------------------------     ----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting shares held by non-affiliates of the registrant, i.e. by persons other than officers and directors of Vornado Operating Company as reflected in the table in Item 12 of this Form 10-K, as of February 22, 2002 was approximately $3,704,000.

As of February 22, 2002, there were 4,068,924 shares of the registrant's common stock, par value $.01 per share, outstanding.

                       Documents Incorporated by Reference

PART III: Proxy Statement for Annual Meeting of Stockholders to be held on May 29, 2002.

                                TABLE OF CONTENTS

ITEM
                                                                                                               Page
PART I ......................................................................................................     3
   ITEM 1.   BUSINESS .......................................................................................     3
   ITEM 2.   PROPERTIES .....................................................................................    10
   ITEM 3.   LEGAL PROCEEDINGS ..............................................................................    10
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............................................    10
             EXECUTIVE OFFICERS OF THE COMPANY ..............................................................    11
PART II .....................................................................................................    12
   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..........................    12
   ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA ...........................................................    13
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........    14
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....................................    20
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................................................    21
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE .....................................................................................    21
PART III ....................................................................................................    37
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (1) .........................................    37
   ITEM 11.  EXECUTIVE COMPENSATION (1) .....................................................................    37
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (1) .............................    37
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (1) .............................................    37
PART IV .....................................................................................................    38
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ...............................    38
SIGNATURES ..................................................................................................    39

------------
(1) These items are omitted because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2001, which is incorporated by reference herein. Information relating to Executive Officers of the Registrant appears on page 11 of this Annual Report on Form 10-K.

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to: (a) the Company's limited operating history; (b) restrictions on the Company's business and future opportunities; (c) dependence upon Vornado Realty Trust; (d) the substantial influence of the Company's controlling stockholders and conflicts of interest; (e) risks associated with potential investments and ability to manage those investments; (f) competition; (g) the Company's obligations under the Revolving Credit Agreement; (h) AmeriCold Logistic's obligations under the lease agreements with the Vornado REIT/Crescent REIT Partnership; (i) the Company's limited financial resources; (j) dependence on key personnel; (k) potential anti-takeover effects of the Company's charter documents and applicable law; (l) dependence on dividends and distributions of subsidiaries; (m) potential costs of compliance with environmental laws; (n) changes in the general economic climate; and (o) government regulations.

                                     PART I.

ITEM 1.  BUSINESS

GENERAL

         On October 16, 1998, Vornado Realty L.P. (the "Operating Partnership"), a subsidiary of Vornado Realty Trust (together with its consolidated subsidiaries, "Vornado"), made a distribution of one share of Common Stock, par value $.01 per share (the "Common Stock"), of Vornado Operating Company, a Delaware corporation (the "Company"), for each 20 units of limited partnership interest of the Operating Partnership (including the units owned by Vornado) held of record as of the close of business on October 9, 1998, and Vornado in turn made a distribution of the Common Stock it received to the holders of its common shares of beneficial interest.

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

         The Company operates businesses conducted at properties it leases from Vornado or entities partially owned by Vornado, as contemplated by the agreement, dated as of October 16, 1998, between the Company and Vornado (the "Vornado Agreement"), referred to below. The Company expects to rely on Vornado to identify business opportunities for the Company, and the Company currently expects that those opportunities will relate in some manner to Vornado and its real estate investments rather than to unrelated businesses.

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

         Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's offices, space for the Company's principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and reimburses Vornado for certain costs incurred and paid to third parties on behalf of the Company. The Company incurred $371,000 for the year ended December 31, 2001, and $330,000 in each of the years ended December 31, 2000 and 1999, for such services.

         Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

         The Company's restated certificate of incorporation, (the "Charter") specifies that one of its corporate purposes is to perform under the Vornado Agreement and, for so long as the Vornado Agreement remains in effect, prohibits the Company from making any real estate investment or other REIT-Qualified Investment without first offering the opportunity to Vornado in the manner specified in the Vornado Agreement.

VORNADO OPERATING L.P. AND INTERSTATE PROPERTIES

         The Company holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of December 31, 2001, owned a 90.1% partnership interest in Company L.P. All references to the Company refer to Vornado Operating Company and its subsidiaries including Company L.P.

         Interstate Properties, a New Jersey general partnership ("Interstate"), and its three partners -- Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado) and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company) -- beneficially owned, in the aggregate, 7.9% of the Company's Common Stock (excluding shares underlying stock appreciation rights ("SARs") and options held by Messrs. Roth and Wight for this purpose) and a 9.9% limited partnership interest in Company L.P. as of December 31, 2001. Interstate has the right to have its limited partnership interest in Company L.P. redeemed by Company L.P. either (a) for cash in an amount equal to the fair market value, at the time of redemption, of 447,017 shares of Common Stock or (b) for 447,017 shares of Common Stock, in each case as selected by the Company and subject to customary anti-dilution adjustments.

TEMPERATURE CONTROLLED LOGISTICS BUSINESS ("AMERICOLD LOGISTICS")

         In October 1997, a partnership (the "Vornado REIT/Crescent REIT Partnership") in which Vornado has a 60% interest and Crescent Real Estate Equities Company ("Crescent") has a 40% interest acquired each of AmeriCold Corporation ("AmeriCold") and URS Logistics, Inc. ("URS"). In June 1998, the Vornado REIT/Crescent REIT Partnership acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group.

         In March 1999, the Company and Crescent Operating Inc. ("Crescent Operating") formed a new partnership - the "Vornado Crescent Logistics Operating Partnership" (which does business under the name "AmeriCold Logistics") that purchased all of the non-real estate assets of the Vornado REIT/Crescent REIT Partnership (the "Landlord") for $48,700,000, of which the Company's 60% share was $29,200,000. The purchase price was proposed by the Vornado REIT/Crescent REIT Partnership (the "Sellers"). The Board of Directors of both the Company and Crescent Operating reviewed and approved the transaction after concluding that the price was fair market value at the time of the transaction. To fund its share of the purchase price, the Company utilized $4,600,000 of cash, borrowed $18,600,000 under its Revolving Credit Agreement with Vornado and paid the balance of $6,000,000 in March 2000.

         On February 6, 2002, Crescent Operating filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Subject to confirmation of a plan of reorganization and shareholder approval, it had agreed to transfer its interest in AmeriCold Logistics to an entity that will be owned by the shareholders of Crescent. It is uncertain at this time whether or when this plan will be approved and what effect, if any, this will have on the operation and management of AmeriCold Logistics.

         AmeriCold Logistics, headquartered in Atlanta, Georgia, has 5,900 employees and operates 100 temperature controlled warehouse facilities nationwide with an aggregate of approximately 525 million cubic feet of refrigerated, frozen and dry storage space. Of the 100 warehouses, AmeriCold Logistics leases 89 temperature controlled warehouses with an aggregate of approximately 445 million cubic feet from the Vornado REIT/Crescent REIT Partnership, and manages 11 additional warehouses containing approximately 80 million cubic feet of space. AmeriCold Logistics provides the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

         AmeriCold Logistics' customers consist primarily of national, regional and local frozen food manufacturers, distributors, retailers and food service organizations. A breakdown of AmeriCold Logistics' largest customers include:


                                         % of 2001 Revenue
                                         -----------------
H.J. Heinz & Co. .....................           16%
ConAgra, Inc. ........................            8
McCain Foods, Inc. ...................            5
Sara Lee Corp. .......................            5
Tyson Foods, Inc. ....................            4
General Mills, Inc. ..................            4
J.R. Simplot Co. .....................            3
Flowers Industries, Inc. .............            3
Pro-Fac Cooperative, Inc. ............            2
Farmland Industries, Inc. ............            2
Other ................................           48

         AmeriCold Logistics faces national, regional and local competition. Breadth of service, warehouse locations, customer mix, warehouse size, service performance and price are major competitive factors.

         Leases for the temperature controlled logistics warehouse properties (Data in this section represents 100% of AmeriCold Logistics, of which the Company's share is 60%)

         AmeriCold Logistics entered into leases with the Landlord covering 89 of the warehouses used in this business. The leases, which commenced in March 1999, as amended, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue AmeriCold Logistics receives from its customers. The leases provide for fixed base rents of approximately $136,000,000 in 2000, $137,000,000 per annum from 2001 through 2003, $139,000,000 per annum from 2004 through 2008, and $141,000,000 per annum from 2009 through February 28, 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $350,000,000, and the weighted average percentage rate is approximately 36% through 2003, approximately 38% for the period from 2004 through 2008 and approximately 40% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32,000,000 through 2001, and approximately $26,000,000 for the period from 2002 through February 28, 2014, and the percentage rate is 24% through 2001, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011 and 41% from 2012 through February 28, 2014. The fixed base rent for each of the two five-year renewal options is equal, generally, to the greater of the then fair market value rent and the fixed base rent for the immediately preceding lease year plus 5%.

         On February 22, 2001, AmeriCold Logistics' leases with the Landlord were restructured to, among other things, (i) reduce 2001's contractual rent to $146,000,000 ($14,500,000 less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and
(iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

         AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees and insurance premiums, as well as property capital expenditures in excess of $9,500,000 annually.

         AmeriCold Logistics recognized $156,276,000 and $170,640,000 of rent expense for the years ended December 31, 2001 and 2000 which includes, effects of straight-lining, rent to parties other than the Landlord and is before the waiver of rent discussed below.

         AmeriCold Logistics has the right to defer the payment of 15% of fixed base rent and all percentage rent until December 31, 2003 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. Pursuant thereto, AmeriCold Logistics' balance of deferred rent is as follows:

                             Total               The Company's Share
                             -----               -------------------
2001 deferral .......    $ 25,469,000            $       15,281,400
2000 deferral .......      19,011,000                    11,406,600
1999 deferral .......       5,400,000                     3,240,000
                         ------------            ------------------
Total ...............    $ 49,880,000            $       29,928,000
                         ============            ==================

         In the fourth quarter ended December 31, 2001, AmeriCold Logistics reversed $25,469,000 of the rent expense recorded for 2001. This results from the Landlord waiving its rights to collect this portion of the rent. Further, the Landlord waived $14,343,000 of the rent expense recorded by AmeriCold Logistics for 2000 which AmeriCold Logistics recorded as income in the fourth quarter ended December 31, 2001. The aggregate amount waived by the Landlord of $39,812,000 (of which the Company's share was $23,887,000) represents a portion of the rent due under the leases which AmeriCold Logistics deferred in such years.

         On January 23, 2002, the leases with the Landlord were restructured to consolidate four of the non-encumbered leases into one non-encumbered lease. The restructuring did not affect total contractual rent due under the combined leases.

         In addition, in the year ended December 31, 2001, AmeriCold Logistics recorded a charge of $8,895,000 comprised of (i) severance and relocation costs associated with a management restructuring, and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta headquarters. Severance related charges are for the termination of 199 employees, located primarily in the Atlanta and Portland offices. Through December 31, 2001, AmeriCold Logistics had terminated 30 of the employees.

         AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets. In addition, AmeriCold Logistics anticipates that the Landlord may further restructure the leases to provide additional cash flow.

         Terms of the Vornado Crescent Logistics Operating Partnership

         Vornado is the day-to-day liaison to the management of AmeriCold Logistics. AmeriCold Logistics pays Vornado an annual fee of $487,000, which is based on the temperature controlled logistics operating assets acquired by AmeriCold Logistics on March 11, 1999. The fee increases by an amount equal to 1% of the cost of new acquisitions, including transaction costs. AmeriCold Logistics provides financial statement preparation, tax and similar services to the Vornado REIT/Crescent REIT Partnership for an annual fee of $268,000 in 2001, increasing 2% each year.

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

         On May 1, 2001, Alec C. Covington became the President and Chief Executive Officer of AmeriCold Logistics. Mr. Covington succeeded Daniel F. McNamara who continues as Vice Chairman until May, 2002. Mr. Covington, age 45, was formerly an Executive Vice President of SUPERVALU Inc. (NYSE:SVU) and President and Chief Operating Officer of the SUPERVALU food distribution companies division, which is the nation's largest distributor to grocery retailers having $17 billion of revenue and 34 distribution centers. Previously, Mr. Covington was the President and Chief Operating Officer of the wholesale division of Richfood Holdings, Inc. when it was acquired by SUPERVALU in the fall of 1999. He has more than 25 years of wholesale, retail and supply-chain management experience in the food industry.

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

EMPLOYEES

         Effective June 15, 2001, Emanuel R. Pearlman resigned from his position as Chief Operating Officer of the Company to pursue other interests.

         At December 31, 2001, the Company has no employees. The Company expects that, when it acquires specific assets and business operations, the subsidiaries of the Company making such acquisitions will have their own employees. AmeriCold Logistics, in which the Company has a 60% interest, has 5,900 employees.

RISK FACTORS

         LIMITED OPERATING HISTORY AND LOSSES INCURRED TO DATE

         The Company commenced operations on October 16, 1998. The Company has limited operating history upon which investors can evaluate its business. The Company's operations have incurred losses to date and may continue to do so. In 2001, AmeriCold Logistics agreed with the Landlord of its temperature controlled logistics warehouses to the restructuring of the leases for 2001 and 2002 to, among other things, reduce the rent and transfer to the Landlord an additional portion of maintenance capital requirements. However, AmeriCold Logistics did not generate enough revenues to pay its reduced rents and may not do so in the future. The Company is also exploring possible sales of non-core assets of AmeriCold Logistics. However, the Company may not succeed in selling any such assets and Crescent Operating may not grant its consent to any such asset sales as required and may not agree to make any such additional investments. AmeriCold Logistics and the Company may never become profitable.

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

         DEPENDENCE UPON VORNADO

         The Company expects to rely on Vornado to identify business opportunities for the Company, and the Company currently expects that those opportunities will relate in some manner to Vornado and its real estate investments rather than to unrelated businesses. There is no assurance that Vornado will identify opportunities for the Company or that any opportunities that Vornado identifies will be within the Company's financial, operational or managerial parameters. Vornado is required under the Vornado Agreement to provide the Company with an opportunity to become the lessee of real property acquired by Vornado only if Vornado determines in its sole discretion that, consistent with Vornado's status as a REIT, it is required to enter into a master lease arrangement with respect to such property and that the Company is qualified to act as lessee thereof. Moreover, the Company is entitled to enter into such a master lease arrangement with Vornado only if the Company and Vornado are able to agree on mutually satisfactory lease terms.

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

         SUBSTANTIAL INFLUENCE OF CONTROLLING STOCKHOLDERS; CONFLICTS OF
INTEREST

         As of December 31, 2001, Interstate and its three partners -- Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado) and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company) -- beneficially owned, in the aggregate, 15.5% of the outstanding Vornado Common Shares (excluding shares issuable on conversion of units of the Operating Partnership for this purpose) and beneficially owned, in the aggregate, a 9.9% limited partnership interest in Company L.P. and 7.9% of the Common Stock of the Company (excluding shares underlying SARs and options held by Messrs. Roth and Wight for this purpose). Because of the foregoing, Messrs. Roth, Mandelbaum and Wight and Interstate (collectively, the "Interstate Parties") have substantial influence over the Company and Vornado and on the outcome of any matters submitted to the Company's stockholders or Vornado's shareholders for approval.

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

         OBLIGATIONS UNDER REVOLVING CREDIT AGREEMENT; LIMITED FINANCIAL
RESOURCES

         The Company has entered into a $75,000,000 Revolving Credit Agreement with Vornado (the "Revolving Credit Agreement"). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Although only interest and commitment fees are payable under the Revolving Credit Agreement until it expires on December 31, 2004, there can be no assurance that the Company will be able to satisfy all of its obligations under the Revolving Credit Agreement.

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

         The Company may currently be unable to pay dividends under Delaware law. Under the Delaware General Corporation Law, a corporation may pay dividends only out of its surplus or, in case there is not surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company has a stockholders' deficit, has not incurred any net profits since its commencement of operations and may never do so.

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

         DEPENDENCE ON DIVIDENDS AND DISTRIBUTIONS FROM SUBSIDIARIES

         Substantially all of the Company's assets consist of its partnership interests in Company L.P., of which the Company is the sole general partner. Substantially all of Company L.P.'s properties and assets are held through subsidiaries. Any right of the Company to participate in any distribution of the assets of any indirect subsidiary of the Company upon the liquidation, reorganization or insolvency of such subsidiary (and any consequent right of the Company's securityholders to participate in those assets) will be subject to the claims of the creditors (including trade creditors) and preferred holders of equity, if any, of Company L.P. and such subsidiary, except to the extent the Company has a recognized claim against such subsidiary as a creditor of such subsidiary. In addition, in the event that claims of the Company as a creditor of a subsidiary are recognized, such claims would be subordinate to any security interest in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of the names, ages, principal occupations and positions with the Company of the executive officers of the Company and the position held by such officers since the Company was incorporated. Officers are appointed by and serve at the discretion of the Board of Directors.

         Steven Roth, age 60, is Chairman of the Board and Chief Executive Officer of the Company since incorporation. Mr. Roth has been Chairman of the Board and Chief Executive Officer of Vornado since May 1989 and Chairman of the Executive Committee of the Board of Vornado since April 1988. Since 1968, he has been a general partner and more recently the managing general partner of Interstate. On March 2, 1995, he became Chief Executive Officer of Alexander's, Inc. ("Alexander's"). Mr. Roth is also a director of Alexander's and of Capital Trust, Inc.

         Michael D. Fascitelli, age 45, is President and a director of the Company since incorporation. Mr. Fascitelli has been President and a trustee of Vornado, and a director of Alexander's, since December 2, 1996. Mr. Fascitelli has been president of Alexander's since August 1, 2000. From December 1992 to December 1996, Mr. Fascitelli was a partner at Goldman, Sachs & Co. in charge of its real estate practice.

         Joseph Macnow, age 56, is Executive Vice President - Finance and Administration of the Company since incorporation. Mr. Macnow has been Executive Vice President - Finance and Administration of Vornado since January 1998 and Chief Financial Officer of Vornado since March 2001. From 1985 to January 1998, Mr. Macnow was Vice President and Chief Financial Officer of Vornado.

         Patrick T. Hogan, age 34, is Vice President - Chief Financial Officer since March 1, 2001. Mr. Hogan is also Vice President of Vornado since March 2001. Mr. Hogan served as Chief Financial Officer and Treasurer for Correctional Properties Trust, a Maryland UPREIT, from February 1998 to February 2001; from June 1996 to February 1998, Mr. Hogan worked for the Wackenhut Corporation and Subsidiaries managing treasury and financial reporting functions while forming Correctional Properties Trust.

         Neither Mr. Roth nor any other member of management is committed to spending a particular amount of time on the Company's affairs, nor does any of them devote their full time to the Company. Mr. Roth and the other members of management devote such time and efforts as they deem reasonably necessary to conduct the operations of the Company while continuing to devote a material amount of their time and efforts to the management and properties of Vornado, Alexander's and other businesses.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is listed on the American Stock Exchange under the symbol "VOO". The Transfer Agent and Registrar for the Common Stock is First Union National Bank, Charlotte, North Carolina.

         Quarterly price ranges of the Common Stock for the years ended December 31, 2001 and 2000 were as follows:

                      YEAR ENDED                      YEAR ENDED
                   DECEMBER 31, 2001              DECEMBER 31, 2000
                   -----------------              -----------------
QUARTER           HIGH           LOW              HIGH          LOW
-------           ----           ---              ----          ---
1st .........   $  6.00       $  1.81          $  14.25      $   5.31
2nd .........      3.00          1.30             13.25          5.75
3rd .........      2.52          0.90              7.88          5.38
4th .........      1.30          0.30              5.56          1.38

         The approximate number of record holders of Common Stock of the Company at December 31, 2001 was 1,900.

         No cash dividends have been declared or paid in respect of the Common Stock. The Company intends to use its available funds to cover cash flow deficits and to pursue investment and business opportunities and, therefore, does not anticipate the payment of any cash dividends on the Common Stock in the foreseeable future. Payment of any dividends on the Common Stock is prohibited under the Revolving Credit Agreement until all amounts outstanding thereunder are paid in full and the commitment thereunder is terminated, and will also be subject to such limitations as may be imposed by any other credit facilities that the Company may obtain from time to time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." The declaration of dividends is subject to the discretion of the Board, subject to applicable law. Under the Delaware General Corporation Law, a corporation may pay dividends only out of its surplus or, in case there is not surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company has a stockholders' deficit, has not incurred any net profits since its commencement of operations and may never do so.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                                              For the Period
                                                                                                             October 16, 1998
                                                                                                               (Commencement
                                                                                                             of Operations) to
                                                                     Year Ended December 31,                    December 31,
                                                                     -----------------------
                                                           2001               2000               1999               1998
                                                           ----               ----               ----               ----
Revenues:
     Interest income                                   $      7,293       $     85,441       $    421,690       $    261,948
                                                       ------------       ------------       ------------       ------------
Expenses:
     General and administrative                           1,896,822          1,574,963          1,094,773            271,698
     Organization costs                                          --                 --            359,643            971,959
                                                       ------------       ------------       ------------       ------------
Total expenses                                            1,896,822          1,574,963          1,454,416          1,243,657
                                                       ------------       ------------       ------------       ------------
                                                         (1,889,529)        (1,489,522)        (1,032,726)          (981,709)

Interest and debt expense to Vornado Realty Trust        (2,422,337)        (1,904,580)        (1,216,628)                --
Loss from AmeriCold Logistics                            (2,331,105)       (10,890,600)        (5,546,400)                --
Unrealized loss from marketable securities                 (777,630)                --                 --                 --
Loss from Transportal Network                                    --         (4,982,576)          (540,000)                --
Gain on sale of investment in Charles E. Smith
     Commercial Realty L.P                                       --                 --            280,000                 --
                                                       ------------       ------------       ------------       ------------
Loss before minority interest                            (7,420,601)       (19,267,278)        (8,055,754)          (981,709)
Minority interest                                                --          1,581,765            797,520             97,189
                                                       ------------       ------------       ------------       ------------
Net loss                                               $ (7,420,601)      $(17,685,513)      $ (7,258,234)      $   (884,520)
                                                       ============       ============       ============       ============

Net Loss per share - basic and diluted                 $      (1.82)      $      (4.35)      $      (1.78)      $       (.22)
                                                       ============       ============       ============       ============

Balance Sheet Data:
     Total assets                                      $ 19,110,923       $ 16,729,358       $ 21,372,706       $ 25,226,674
     Note Payable to Vornado Realty Trust                31,423,538         19,781,538          4,586,896                 --
     Stockholders' equity (deficit)                     (12,899,024)        (4,045,149)        14,357,089         21,653,923

         AmeriCold, URS, Freezer Services, Inc. and the Carmar Group, collectively, are considered predecessors of the Company. The net equity in income (loss) of the predecessors was $2,922,000 from January 1, 1999 to March 11, 1999 (acquisition date), $10,193,000 in 1998 and $(11,209,000) in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Years Ended December 31, 2001 and 2000

         The Company had a net loss of $7,421,000 for the year ended December 31, 2001 compared to a net loss of $17,686,000 for the prior year, a decrease of $10,265,000.

         Revenues (comprised of interest income) were $7,000 for the year ended December 31, 2001, compared to $85,000 for the prior year, a decrease of $78,000, which resulted primarily from lower average invested balances.

         General and administrative expenses were $1,897,000 for the year ended December 31, 2001, compared to $1,575,000 for the prior year, an increase of $322,000. This results from (i) higher payroll and rent expenses associated with the Company's Chief Operating Officer who was hired on June 15, 2000 and resigned effective June 15, 2001, and who remained as a consultant to the Company through December 31, 2001, and (ii) an increase in professional fees.

         The Company's loss from AmeriCold Logistics was $2,331,000 for the year ended December 31, 2001, compared to a net loss of $10,891,000 for the prior year, a decrease of $8,560,000. Included in these losses is interest income of $1,082,000 and $171,000, for the years ended December 31, 2001 and 2000, earned on the promissory notes advanced to AmeriCold Logistics by the Company. The amounts discussed below in "AmeriCold Logistics Results of Operations for the Years Ended December 31, 2001 and 2000" exclude this interest income. The losses from AmeriCold Logistics excluding interest income were $3,413,000 and $11,062,000 for the years ended December 31, 2001 and 2000.

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

         In the fourth quarter ended December 31, 2001, AmeriCold Logistics reversed $25,469,000 of the rent expense recorded for 2001. This results from the Landlord waiving its rights to collect this portion of the rent. Further, the Landlord waived $14,343,000 of the rent expense recorded by AmeriCold Logistics for 2000 which AmeriCold Logistics recorded as income in the fourth quarter ended December 31, 2001. The aggregate amount waived by the Landlord of $39,812,000 (of which the Company's share was $23,887,000) represents a portion of the rent due under the leases which AmeriCold Logistics deferred in such years.

         On January 23, 2002, the leases with the Landlord were restructured to consolidate four of the non-encumbered leases into one non-encumbered lease. The restructuring did not affect total contractual rent due under the combined leases.

         AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets. In addition, AmeriCold Logistics anticipates that the Landlord may further restructure the leases to provide additional cash flow.

         AMERICOLD LOGISTICS RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                  The following is a discussion of the results of operations of AmeriCold Logistics, the Company's Temperature Controlled Logistics business - see page 4 for a discussion of this business. The data below represents 100% of this business, of which the Company owns 60%. For the purpose of the discussion below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers ("Managed Warehouses"), (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments, and (iii) Quarry Operations.

                  Revenues were $647,259,000 for the year ended December 31, 2001, compared to $676,158,000 for the prior year, a decrease of $28,899,000. Revenues from Leased Operations were $441,744,000 for the year ended December 31, 2001, compared to $460,973,000 for the prior year, a decrease of $19,229,000. Revenues from Other Operations were $205,515,000 for the year ended December 31, 2001, compared to $215,185,000 for the prior year, a decrease of $9,670,000.

                  The revenue decrease in Leased Operations for the year results from lower warehouse revenues as a result of a reduction in both total customer inventory stored at the warehouses and customer inventory turns. The decrease in revenue from Other Operations results from (i) a decrease in revenues from Managed Warehouses as a result of losing a customer, (ii) a decline in Transportation Management Services revenues due to the expiration of a contract with a customer in the second quarter of 2000, and (iii) a reduction in output at the Quarry Operations.

                  The gross margin for Leased Operations was $159,407,000, or 36.1% for the year ended December 31, 2001, compared to $186,171,000, or 40.4% for the prior year, a decrease of $26,764,000. The decreases in both gross margin and gross margin percentage are attributable to lower customer inventory levels and customer inventory turns.

                  Operating income from Other Operations was $13,189,000 for the year ended December 31, 2001, compared to $11,178,000 for the prior year, an increase of $2,011,000. This increase results from (i) achieving more profitable results from Transportation Management Services on lower revenues (gross margin increased to 3.2% in 2001 from 0.4% in 2000), partially offset by (ii) a decline in Managed Warehouses, and (iii) a reduction in output at the Quarry Operations.

                  Rent expense was $130,807,000 for the year ended December 31, 2001, compared to $170,640,000 for the prior year, a decrease of $39,833,000. $14,500,000 of this decrease resulted from the lease restructuring announced on February 22, 2001. The remaining decrease resulted primarily from the waiver from the Landlord in the fourth quarter ended December 31, 2001, both of which are discussed above.

                  Forgiveness of rent deferred in the previous year of $14,343,000 also resulted from the waiver from the Landlord in the fourth quarter ended December 31, 2001 discussed above.

                  General and administrative expenses were $37,691,000 for the year ended December 31, 2001, compared to $35,933,000 for the prior year, an increase of $1,758,000. This increase results primarily from accruals for legal settlements.

                  Reserves established for restructuring were $8,895,000 for the year ended December 31, 2001. This primarily reflects senior management changes at AmeriCold Logistics. Severance related charges are for the termination of 199 employees, located primarily in the Atlanta and Portland offices. Through December 31, 2001, AmeriCold Logistics had terminated 30 of the employees.

                  Depreciation and amortization expense was $11,477,000 for the year ended December 31, 2001, compared to $7,803,000 for the prior year, an increase of $3,674,000. This increase resulted primarily from
         (i) additional machinery and equipment and (ii) a change in estimate for depletion of $2,098,000 at one of the Company's quarries.

                  Interest expense was $4,702,000 for the year ended December 31, 2001, compared to $2,136,000 for the prior year, an increase of $2,566,000. This increase resulted from higher average debt and interest on deferred rent. Approximately $1,100,000 of This Year's interest expense relates to the deferred rent balance which was waived by the Landlord as discussed above.

                  Other income, net was $945,000 for the year ended December 31, 2001, compared to $727,000 for the prior year, an increase of $218,000. This results from lower write-off's.

                  As a result of the aforementioned factors, AmeriCold Logistics' net loss for the year ended December 31, 2001 decreased by $12,748,000 to $5,688,000 when compared to the prior year's loss. The Company's share of the net loss for the year ended December 31, 2001 is $3,413,000.


         Transportal Network ceased operations in September 2000. Accordingly, there was no results of operations for the year ended December 31, 2001. Loss from Transportal Network was $4,983,000 for the prior year.

         The Company recognized an unrealized loss from marketable securities of $778,000 in the first quarter of 2001, due to an "other than temporary decline" in fair value of marketable securities available for sale.

         Interest and debt expense to Vornado Realty Trust was $2,422,000 for the year ended December 31, 2001, compared to $1,905,000 for the prior year, an increase of $517,000, which resulted primarily from higher average outstanding balances under the Revolving Credit Agreement with Vornado Realty Trust.

Years Ended December 31, 2000 and 1999

         The Company had a net loss of $17,686,000 for the year ended December 31, 2000, compared to a net loss of $7,258,000 for the prior year, an increase of $10,428,000.

         Revenues were $85,000 for the year ended December 31, 2000, compared to $422,000 for the prior year, a decrease of $337,000, which resulted from lower average invested balances.

         General and administrative expenses were $1,575,000 for the year ended December 31, 2000, compared to $1,095,000 for the prior year, an increase of $480,000. This increase results from (i) an increase in payroll costs associated with the Company's Chief Operating Officer hired on June 15, 2000 and (ii) an increase in franchise taxes.

         No organization costs were incurred in the year ended December 31, 2000, whereas $360,000 were incurred in the prior year.

         The Company's loss from AmeriCold Logistics was $10,891,000 for the year ended December 31, 2000, compared to a loss of $5,546,000 for the period from March 11, 1999 (acquisition date) to December 31, 1999, an increase of $5,345,000. Included in the loss for the year ended December 31, 2000 is interest income of $171,000 earned on the $3,000,000 promissory note advanced to AmeriCold Logistics by the Company in the third quarter of 2000. Excluding interest income, the loss from AmeriCold Logistics was $11,062,000 for the year ended December 31, 2000.

         Had the rent under the lease restructuring on February 22, 2001 discussed above been effective for the year ended December 31, 2000, the Company's loss from AmeriCold Logistics would have been $2,365,000.

         On a pro forma basis, assuming that the acquisition of AmeriCold Logistics had occurred on January 1, 1999, the Company's loss from investment in AmeriCold Logistics would have increased $4,168,600 compared to the pro forma loss of $6,893,400 for the year ended December 31, 1999. This increase is discussed below:

         AMERICOLD LOGISTICS RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                  The following is a discussion of the results of operations of AmeriCold Logistics, the Company's Temperature Controlled Logistics business - see page 4 for a discussion of this business. The data below represents 100% of this business of which the Company owns 60%. For the purpose of the discussion below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers ("Managed Warehouses"), (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments, and (iii) Quarry Operations. The data for the year ended December 31, 1999 is pro forma because the acquisition of AmeriCold Logistics occurred on March 11, 1999.

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

                  Rent expense was $170,640,000 for the year ended December 31, 2000, compared to $167,580,000 for the prior year, an increase of $3,060,000. This increase was primarily due to new warehouses. See above for the effect of the lease restructuring on February 22, 2001 on contractual rent.

                  General and administrative expenses were $35,933,000 for the year ended December 31, 2000, compared to $32,588,000 for the prior year, an increase of $3,345,000. This increase resulted primarily from
         (i) an increase in severance pay of $2,154,000 and (ii) higher corporate office expenses.

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

                  As a result of the aforementioned factors, AmeriCold Logistics' net loss for the year ended December 31, 2000 increased by $6,947,000 to $18,436,000 when compared to the prior year's pro forma loss. The Company's share of the net loss for the year ended December 31, 2000 is $11,062,000.


         Loss from Transportal Network was $4,983,000 for the year ended December 31, 2000, compared to $540,000 for the prior year, an increase of $4,443,000. Transportal Network ceased operations during 2000 and the loss for 2000 includes $723,000 relating to shutting down the operation.

         Interest and debt expense to Vornado Realty Trust was $1,905,000 for the year ended December 31, 2000, compared to $1,217,000 for the prior year, an increase of $688,000, which resulted from higher average outstanding balances under the Revolving Credit Agreement with Vornado Realty Trust.

         Gain on sale of investment in partnership of $280,000 for the year ended December 31, 1999 results from the exercise of the Company's option to require Vornado to repurchase its investment in Charles E. Smith Commercial Realty L.P.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a $75,000,000 unsecured Revolving Credit Agreement with Vornado that expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (4.87% at December 31, 2001). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; for the years ended December 31, 2001 and 2000 the Company paid $485,000 and $630,000 to Vornado. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). At December 31, 2001 and 2000, $31,424,000 and
$19,782,000 were outstanding, respectively. Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends. The Company currently has no external sources of financing except this facility.

         During the year ended December 31, 2001, the Company made two secured loans totaling $8,940,000 to AmeriCold Logistics. The first loan, made on April 30, 2001, was $3,840,000 and is secured by a mortgage on AmeriCold Logistics' quarries and is in addition to the $3,000,000 advanced in 2000. This loan bears interest at 12% and requires monthly payments of interest until maturity on March 31, 2002. The second loan, made on June 6, 2001, was $5,100,000 and is secured by property, plant and equipment. This loan bears interest at 14% and requires monthly payments of principal and interest of $98,933 until maturity on December 31, 2002. On March 11, 2002 all three of these loans were amended to extend the maturity date to December 31, 2004.

         AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets. In addition, AmeriCold Logistics anticipates that the Landlord may further restructure the leases to provide additional cash flow.

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

         AmeriCold Logistics recognized $156,276,000 and $170,640,000 of rent expense for the years ended December 31, 2001 and 2000 which includes, effects of straight-lining, rent to parties other than the Landlord and is before the waiver of rent discussed below.

         AmeriCold Logistics' balance of deferred rent is as follows:

                         Total          The Company's Share
                         -----          -------------------
2001 deferral         $25,469,000          $15,281,400
2000 deferral          19,011,000           11,406,600
1999 deferral           5,400,000            3,240,000
                      -----------          -----------
Total                 $49,880,000          $29,928,000
                      ===========          ===========

         In the fourth quarter ended December 31, 2001, AmeriCold Logistics reversed $25,469,000 of the rent expense recorded for 2001. This results from the Landlord waiving its rights to collect this portion of the rent. Further, the Landlord waived $14,343,000 of the rent expense recorded by AmeriCold Logistics for 2000 which AmeriCold Logistics recorded as income in the fourth quarter ended December 31, 2001. The aggregate amount waived by the Landlord of $39,812,000 (of which the Company's share was $23,887,000) represents a portion of the rent due under the leases which AmeriCold Logistics deferred in such years.

         On January 23, 2002, the leases with the Landlord were restructured to consolidate four of the non-encumbered leases into one non-encumbered lease. The restructuring did not affect total contractual rent due under the combined leases.

         In addition, in the year ended December 31, 2001, AmeriCold Logistics recorded a charge of $8,895,000 comprised of (i) severance and relocation costs associated with a management restructuring, and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta headquarters. Severance related charges are for the termination of 199 employees, located primarily in the Atlanta and Portland offices. Through December 31, 2001, AmeriCold Logistics had terminated 30 of the employees.

         The Company's $6,000,000 contribution to AmeriCold Logistics in March 2000 was unmatched by the Company's partner, who recently filed for bankruptcy protection. Accordingly, the $4,000,000 contribution receivable shown in partner's capital of the Vornado Crescent Logistics Operating Partnership's financial statements was cancelled at December 31, 2001. In the first quarter of 2002, the Company's $6,000,000 became a special equity contribution that: (i) has priority over the original equity amounts, with voting rights of the Company not effected, (ii) is redeemable only at AmeriCold Logistics' option, and (iii) accrues interest at 12% compounded annually from March 7, 2000. The Company's share of AmeriCold Logistics remains at 60%.

         In the aggregate, the Company's investments do not, and for the foreseeable future, are not expected to, generate sufficient cash flow to pay all of its expenses. The Company estimates that it has adequate borrowing capacity under its credit facility to meet its cash requirements.

Cash Flows for the Year Ended December 31, 2001

         Cash flows used in operating activities of $3,517,000 were comprised of
(i) net loss of $7,421,000 and (ii) the net change in operating assets and liabilities of $287,000, offset by (iii) adjustments for non-cash and non-operating items of $4,191,000. The adjustments for non-cash and non-operating items are comprised of (i) loss from AmeriCold Logistics of $3,413,000 and (ii) unrealized loss from marketable securities of $778,000.

         Net cash used in investing activities of $8,700,000 relate to the loans advanced to AmeriCold Logistics during 2001.

         Net cash provided by financing activities of $11,642,000 resulted from borrowings under the Company's Revolving Credit Agreement with Vornado.

Cash Flows for the Year Ended December 31, 2000

         Cash flows used in operating activities of $3,148,000 were comprised of
(i) net loss of $17,686,000, offset by (ii) the net change in operating assets and liabilities of $123,000, and (iii) adjustments for non-cash and non-operating items of $14,415,000. The adjustments for non-cash and non-operating items are comprised of (i) loss from AmeriCold Logistics of $11,062,000 and (ii) loss from Transportal Network of $4,983,000, offset by
(iii) minority interest of $1,582,000 and (iv) non-cash compensation of $48,000.

         Net cash used in investing activities of $14,718,000 was comprised of investment in and advances to AmeriCold Logistics of $9,000,000, investment in Transportal Network of $4,940,000, and purchases of securities available for sale of $778,000.

         Net cash provided by financing activities of $15,198,000 was primarily comprised of proceeds from borrowings of $17,100,000, offset by repayments of borrowings under the Company's Revolving Credit Agreement with Vornado of $1,905,000.

Cash Flows for the Year Ended December 31, 1999

         Cash flows used in operating activities of $2,963,000 were comprised of
(i) net loss of $7,258,000 and (ii) the net change in operating assets and liabilities of $720,000, offset by adjustments for non-cash and non-operating items of $5,015,000. The adjustment for non-cash and non-operating items are comprised of (i) loss from investment in AmeriCold Logistics of $5,546,000, (ii) loss from investment in Transportal Network of $540,000 and (iii) stock appreciation rights compensation expense of $6,000, offset by (i) minority interest of $797,000 and (ii) gain on the sale of investment in Charles E. Smith Commercial Realty L.P. of $280,000.

         Net cash used in investing activities of $10,159,000 was comprised of investment in AmeriCold Logistics of $23,359,000, offset by proceeds from the sale of investment in Charles E. Smith Commercial Realty L.P. of $13,200,000.

         Net cash provided by financing activities of $4,548,000 was comprised primarily of proceeds from borrowing of $18,587,000, offset by repayments of borrowings under the Company's Revolving Credit Agreement with Vornado of $14,000,000.

Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective immediately and SFAS No. 142 will be implemented in January 2002. The implementation of these standards did not have an impact on the Company's financial statements.

         In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003) and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes current accounting literature and now provides for a single accounting model for long-lived assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of entity. The Company does not believe that the adoption of SFAS No. 143 and 144 will affect the Company's financial statements.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2001 and 2000, the Company had $31,424,000 and $19,782,000 of variable rate debt outstanding bearing interest at LIBOR plus 3.00% (4.87% at December 31, 2001). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt would result in a $314,000 increase in the Company's annual net loss for the year ended December 31, 2001 ($0.08 per basic and diluted share).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                             PAGE
Independent Auditors' Report .............................................................................     22
Consolidated Balance Sheets at December 31, 2001 and 2000 ................................................     23
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 ...............     24
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
     December 31, 2001, 2000 and 1999 ....................................................................     25
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 ...............     26
Notes to Consolidated Financial Statements ...............................................................     27



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                          INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors
Vornado Operating Company
New York, New York



         We have audited the accompanying consolidated balance sheets of Vornado Operating Company as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Operating Company at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


Parsippany, New Jersey
March 11, 2002

                            VORNADO OPERATING COMPANY

                           CONSOLIDATED BALANCE SHEETS




                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                                2001               2000
                                                                                ----               ----
ASSETS

Cash and cash equivalents                                                   $     14,653       $    589,564
Marketable securities                                                                 --             57,504
Investment in and advances to AmeriCold Logistics                             18,943,309         15,765,891
Prepaid expenses and other assets                                                152,961            316,399
                                                                            ------------       ------------
                                                                            $ 19,110,923       $ 16,729,358
                                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note payable to Vornado Realty Trust                                        $ 31,423,538       $ 19,781,538
Due to Transportal Network                                                            --            582,194
Due to Vornado Realty Trust                                                       98,672             73,359
Accounts payable and accrued expenses                                            487,737            337,416
                                                                            ------------       ------------
     Total liabilities                                                        32,009,947         20,774,507
                                                                            ------------       ------------
Minority interest                                                                     --                 --
                                                                            ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock: par value $.01 per share; authorized, 40,000,000 shares;
     issued and outstanding, 4,068,924 shares in each year                        40,689             40,689
Additional paid-in capital                                                    22,462,555         22,462,555
Accumulated deficit                                                          (33,248,868)       (25,828,267)
                                                                            ------------       ------------
                                                                             (10,745,624)        (3,325,023)
Accumulated other comprehensive loss                                          (2,153,400)          (720,126)
                                                                            ------------       ------------
     Total stockholders' deficit                                             (12,899,024)        (4,045,149)
                                                                            ------------       ------------
                                                                            $ 19,110,923       $ 16,729,358
                                                                            ============       ============


See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                           2001               2000               1999
                                                           ----               ----               ----
REVENUES:
     Interest income                                   $      7,293       $     85,441       $    421,690
                                                       ------------       ------------       ------------

EXPENSES:
     General and administrative                           1,896,822          1,574,963          1,094,773
     Organization costs                                          --                 --            359,643
                                                       ------------       ------------       ------------
Total expenses                                            1,896,822          1,574,963          1,454,416
                                                       ------------       ------------       ------------
                                                         (1,889,529)        (1,489,522)        (1,032,726)

Interest and debt expense to Vornado Realty Trust        (2,422,337)        (1,904,580)        (1,216,628)
Loss from AmeriCold Logistics                            (2,331,105)       (10,890,600)        (5,546,400)
Unrealized loss from marketable securities                 (777,630)                --                 --
Loss from Transportal Network                                    --         (4,982,576)          (540,000)
Gain on sale of investment in Charles E. Smith
   Commercial Realty L.P.                                        --                 --            280,000
                                                       ------------       ------------       ------------
Loss before income tax benefit and
   minority interest                                     (7,420,601)       (19,267,278)        (8,055,754)

Income tax benefit                                               --                 --                 --
                                                       ------------       ------------       ------------

Loss before minority interest                            (7,420,601)       (19,267,278)        (8,055,754)

Minority interest                                                --          1,581,765            797,520
                                                       ------------       ------------       ------------

NET LOSS                                               $ (7,420,601)      $(17,685,513)      $ (7,258,234)
                                                       ============       ============       ============

Net loss per share -- basic and diluted                $      (1.82)      $      (4.35)      $      (1.78)
                                                       ============       ============       ============



See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                    ACCUMULATED         TOTAL
                                                   ADDITIONAL                          OTHER         STOCKHOLDERS'
                                     COMMON         PAID-IN                        COMPREHENSIVE        EQUITY       COMPREHENSIVE
                                      STOCK         CAPITAL           DEFICIT          LOSS            (DEFICIT)          LOSS
                                      -----         -------           -------          ----            ---------          ----
BALANCE, JANUARY 1, 1999          $     40,683    $ 22,497,760     $   (884,520)    $         --     $ 21,653,923     $   (884,520)
                                                                                                                      ============

Costs incurred to register
    securities for stock
    option
    plan                                    --         (38,600)              --               --          (38,600)              --
Net loss                                    --              --       (7,258,234)              --       (7,258,234)    $ (7,258,234)
                                  ------------    ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 1999              40,683      22,459,160       (8,142,754)              --       14,357,089     $ (7,258,234)
                                                                                                                      ============

Common Stock issued under
    employees' stock plan                    6           3,395               --                --           3,401               --
Unrealized loss on securities
    available for sale                      --              --               --         (720,126)        (720,126)    $   (720,126)
Net loss                                    --              --      (17,685,513)              --      (17,685,513)     (17,685,513)
                                  ------------    ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 2000              40,689      22,462,555      (25,828,267)        (720,126)      (4,045,149)    $(18,405,639)
                                                                                                                      ============

Recognition of unrealized loss
    from marketable
    securities  previously
    included in comprehensive
    loss                                    --              --               --          720,126          720,126     $    720,126
Proportionate share of other
    comprehensive loss of
    partially-owned entity                  --              --               --       (2,153,400)      (2,153,400)      (2,153,400)
Net Loss                                    --              --       (7,420,601)              --       (7,420,601)      (7,420,601)
                                  ------------    ------------     ------------     ------------     ------------     ------------
BALANCE, DECEMBER 31, 2001        $     40,689    $ 22,462,555     $(33,248,868)    $ (2,153,400)    $(12,899,024)    $ (8,853,875)
                                  ============    ============     ============     ============     ============     ============



                See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                    2001               2000               1999
                                                                    ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $ (7,420,601)      $(17,685,513)      $ (7,258,234)
     Adjustments to reconcile net loss to net cash used in
         operations:
         Minority interest                                                --         (1,581,765)          (797,520)
         Equity in loss from AmeriCold Logistics                   3,412,800         11,061,600          5,546,400
         Loss from Transportal Network                                    --          4,982,576            540,000
         Unrealized loss from marketable securities                  777,630                 --                 --
         Stock appreciation rights compensation (income)
            expense                                                       --            (47,865)             5,850
         Gain on sale of investment in Charles E. Smith
            Commercial Realty L.P                                         --                 --           (280,000)
     Changes in operating assets and liabilities:
         Prepaid expenses and other assets                           163,438            (14,054)           172,768
         Interest receivable on loans to AmeriCold Logistics         (43,380)           (15,000)                --
         Accounts payable and accrued expenses                       150,321            168,325             84,091
         Due to Transportal Network                                 (582,194)                --                 --
         Due to Vornado Realty Trust                                  25,313            (16,641)          (976,451)
                                                                ------------       ------------       ------------
Net cash used in operating activities                             (3,516,673)        (3,148,337)        (2,963,096)
                                                                ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in and advances to AmeriCold Logistics            (8,940,000)        (9,000,000)       (23,358,891)
     Repayment of loans to AmeriCold Logistics                       239,762                 --                 --
     Investment in Transportal Network                                    --         (4,940,382)                --
     Proceeds from sale of Charles E. Smith Commercial
         Realty L.P                                                       --                 --         13,200,000
     Purchases of securities available for sale                           --           (777,630)                --
                                                                ------------       ------------       ------------
Net cash used in investing activities                             (8,700,238)       (14,718,012)       (10,158,891)
                                                                ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                     11,642,000         17,100,000         18,586,896
     Repayments on borrowings                                             --         (1,905,358)       (14,000,000)
     Other                                                                --              3,401            (38,600)
                                                                ------------       ------------       ------------
Net cash provided by financing activities                         11,642,000         15,198,043          4,548,296
                                                                ------------       ------------       ------------

Net (decrease) in cash and cash equivalents                         (574,911)        (2,668,306)        (8,573,691)
Cash and cash equivalents at beginning of period                     589,564          3,257,870         11,831,561
                                                                ------------       ------------       ------------

Cash and cash equivalents at end of period                      $     14,653       $    589,564       $  3,257,870
                                                                ============       ============       ============

SUPPLEMENTAL INFORMATION:
     Cash payments for interest                                 $  2,411,193       $  1,904,580       $  1,216,628
                                                                ============       ============       ============

NON-CASH TRANSACTIONS:
     Unrealized loss on securities available for sale           $         --       $   (720,126)      $         --
                                                                ============       ============       ============



See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS

         Vornado Operating Company, a Delaware corporation (the "Company"), was incorporated on October 30, 1997, as a wholly owned subsidiary of Vornado Realty Trust (together with its consolidated subsidiaries and "Vornado") and commenced operations on October 16, 1998. In order to maintain its status as a real estate investment trust ("REIT") for federal income tax purposes, Vornado is required to focus principally on investments in real estate assets. Accordingly, Vornado is prevented from owning certain assets and conducting certain activities that would be inconsistent with its status as a REIT. The Company was formed to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. Vornado Operating Company is intended to function principally as an operating company, in contrast to Vornado's principal focus of investment in real estate assets. The Company is able to do so because it is taxable as a regular "C" corporation rather than a REIT.

         On October 16, 1998, Vornado Realty L.P. (the "Operating Partnership"), a subsidiary of Vornado, made a distribution (the "Distribution") of one share of common stock, par value $.01 per share ("Common Stock"), of the Company for each 20 units of limited partnership interest of the Operating Partnership (including the units owned by Vornado) held of record as of the close of business on October 9, 1998 (the "Record Date"), and Vornado in turn made a distribution of the Common Stock it received to the holders of its common shares of beneficial interest.

         The Company holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of December 31, 2001 owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries including Company L.P.

         In the aggregate, the Company's investments do not, and for the foreseeable future, are not expected to, generate sufficient cash flow to pay all of its expenses. The Company estimates that it has adequate borrowing capacity under its credit facility to meet its cash requirements.

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

         MARKETABLE SECURITIES: During the year ended December 31, 2000, the Company purchased marketable securities which it intends to hold for an indefinite period of time and therefore has classified them as securities available for sale. Unrealized gains and losses are included as a component of stockholders' deficit and other comprehensive loss. Realized gains or losses on the sale of securities are recorded based on average cost. At December 31, 2000, these securities had an aggregate market value of $57,504, resulting in gross unrealized losses of $720,126. The Company recognized the unrealized loss from these securities of $777,630 during 2001 due to an "other than temporary decline" in their fair value.

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

         STOCK APPRECIATION RIGHTS: Stock Appreciation Rights (SARs) are granted at 100% of the market price of the Common Stock on the date of grant. SARs vest ratably, becoming fully vested 36 months after grant. Expense is recognized ratably in the statement of operations if the stock price exceeds the exercise price at the balance sheet date. On subsequent balance sheet dates, if the stock price falls the previously recognized expense is reversed, but not below zero.

         ORGANIZATION COSTS: Costs incurred in connection with the organization of Company were expensed in accordance with the American Institute of Certified Public Accountant's Statement of Position 98-5 -- "Reporting on the Costs of Start-up Activities" which the Company adopted in December 1998.

         RECENTLY ISSUED ACCOUNTING STANDARDS: In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective immediately and SFAS No. 142 will be implemented in January 2002. The implementation of these standards did not have an impact on the Company's financial statements.

         In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003) and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes current accounting literature and now provides for a single accounting model for long-lived assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of entity. The Company does not believe that the adoption of SFAS No. 143 and 144 will affect the Company's financial statements.

3.   ACQUISITION AND DISPOSITION

Temperature Controlled Logistics Business ("AmeriCold Logistics")

         In October 1997, a partnership (the "Vornado REIT/Crescent REIT Partnership") in which Vornado has a 60% interest and Crescent Real Estate Equities Company ("Crescent") has a 40% interest acquired each of AmeriCold Corporation ("AmeriCold") and URS Logistics, Inc. ("URS"). In June 1998, the Vornado

                            VORNADO OPERATING COMPANY

REIT/Crescent REIT Partnership acquired the assets of Freezer Services, Inc. and in July 1998 acquired the Carmar Group.

         In March 1999, the Company and Crescent Operating Inc. ("Crescent Operating") formed a new partnership, the "Vornado Crescent Logistics Operating Partnership" (which does business under the name "AmeriCold Logistics"), that purchased all of the non-real estate assets of the Vornado REIT/Crescent REIT Partnership (the "Landlord") for $48,700,000, of which the Company's 60% share was $29,200,000. AmeriCold Logistics leases 89 temperature controlled warehouses from the Vornado REIT/Crescent REIT Partnership, which continues to own the real estate. The leases, which commenced in March 1999, as amended, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on customer revenues. AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $9,500,000 annually. AmeriCold Logistics has the right to defer the payment of 15% of fixed base rent and all percentage rent until December 31, 2003, to the extent that available cash, as defined in the leases, is insufficient to pay such rent. In addition to the leased warehouses, AmeriCold Logistics manages 11 additional warehouses.

         The Company owns 60% of AmeriCold Logistics through Company L.P., and Crescent Operating indirectly owns 40%. The Company accounts for this investment under the equity method of accounting as Crescent Operating has "substantive participating rights" as defined in accounting literature.

         To fund its share of the purchase price, the Company utilized $4,600,000 of cash, borrowed $18,600,000 under its Revolving Credit Agreement with Vornado and paid the balance of $6,000,000 in March 2000.

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

         PRO FORMA INFORMATION

         The following unaudited pro forma condensed consolidated operating results for the Company for the twelve months ended December 31, 1999 are presented as if the acquisitions and dispositions described above and the financing attributable thereto had occurred on January 1, 1999.

                            VORNADO OPERATING COMPANY

         Condensed Consolidated Pro Forma Operating Results

                                                                                   Pro Forma
                                                                              Twelve Months Ended
                                                                               December 31, 1999
                                                                               -----------------
Revenues .................................................................       $    422,000
Expenses .................................................................         (1,454,000)
                                                                                 ------------
                                                                                   (1,032,000)

Loss from investment in AmeriCold Logistics ..............................         (6,893,000)
Loss from investment in Transportal Network ..............................           (540,000)
Interest and debt expense ................................................         (1,467,000)
Gain on sale of investment in Charles E. Smith Commercial Realty L.P .....            280,000
Minority interest ........................................................            956,000
                                                                                 ------------

Net loss .................................................................       $ (8,696,000)
                                                                                 ============

Net loss per share - basic and diluted ...................................       $      (2.14)
                                                                                 ============


4.   INVESTMENTS IN PARTNERSHIPS

         The Company's investments in and advances to partnerships and loss recognized from such investments are as follows:

         (amounts in thousands)
                              Investments in and                                                            Total Partners'
                            Advances to Partnership          Total Assets                Total Debt             Capital
                            -----------------------          ------------                ----------             -------
                           December 31,  December 31,
                              2001          2000          2001          2000          2001       2000      2001          2000
                              ----          ----          ----          ----          ----       ----      ----          ----
AmeriCold Logistics (60%
interest)                   $ 18,943      $ 15,766      $175,107      $163,858      $ 30,162   $  8,686  $  7,766      $ 16,213
                            ========      ========      ========      ========      ========   ========  ========      ========

         During the year ended December 31, 2001, the Company made two secured loans totaling $8,940,000 to AmeriCold Logistics. The first loan, made on April 30, 2001, was $3,840,000 and is secured by a mortgage on AmeriCold Logistics' quarries and is in addition to the $3,000,000 advanced in 2000. This loan bears interest at 12% and requires monthly payments of interest until maturity on March 31, 2002. The second loan, made on June 6, 2001, was $5,100,000 and is secured by property, plant and equipment. This loan bears interest at 14% and requires monthly payments of principal and interest of $98,933 until maturity on December 31, 2002. On March 11, 2002 all three of these loans were amended to extend the maturity date to December 31, 2004.

         The Company's $6,000,000 contribution to AmeriCold Logistics in March 2000 was unmatched by the Company's partner, who recently filed for bankruptcy protection. Accordingly, the $4,000,000 contribution receivable shown in partner's capital of the Vornado Crescent Logistics Operating Partnership's financial statements was cancelled at December 31, 2001. In the first quarter of 2002, the Company's $6,000,000 became a special equity contribution that: (i) has priority over the original equity amounts, with voting rights of the Company not effected, (ii) is redeemable only at AmeriCold Logistics' option, and (iii) accrues interest at 12% compounded annually from March 7, 2000. The Company's share of AmeriCold Logistics remains at 60%.

                            VORNADO OPERATING COMPANY

(amounts in thousands)               Loss from Investments in Partnerships
                                     -------------------------------------
                                        For The Year Ended December 31,
                                        -------------------------------
                                        2001         2000         1999
                                        ----         ----         ----
AmeriCold Logistics (60% interest)    $ (2,331)    $(10,891)    $ (5,546)
Transportal Network (60% interest)          --       (4,983)        (540)
                                      --------     --------     --------
                                      $ (2,331)    $(15,874)    $ (6,086)
                                      ========     ========     ========

         The following condensed operating data represents 100% of AmeriCold Logistics of which the Company's share is 60%:

         (amounts in thousands)                              For the
                                                             Period
                                                             March 11,
                                                               1999
                                                           (Acquisition
                                   For the Year Ended        Date) to
                                       December 31,         December 31,
                                       ------------
                                    2001         2000          1999
                                    ----         ----          ----
Revenues                         $ 647,259     $ 676,158     $ 557,708
                                 =========     =========     =========

Costs other than depreciation
    applicable to revenues       $ 605,470     $ 649,449     $ 535,426
                                 =========     =========     =========

Net loss                         $  (5,688)    $ (18,436)    $  (9,244)
                                 =========     =========     =========

         AmeriCold Logistics is experiencing cash flow deficits which management of AmeriCold Logistics is currently addressing through sales of non-core assets. In addition, AmeriCold Logistics anticipates that the Landlord may further restructure the leases to provide additional cash flow.

         On February 22, 2001, AmeriCold Logistics' leases with the Landlord were restructured to, among other things, (i) reduce 2001's contractual rent to $146,000,000 ($14,500,000 less than 2000's contractual rent), (ii) reduce 2002's contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and
(iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

         AmeriCold Logistics recognized $156,276,000 and $170,640,000 of rent expense for the years ended December 31, 2001 and 2000 which includes, effects of straight-lining, rent to parties other than the Landlord and is before the waiver of rent discussed below.

         AmeriCold Logistics' balance of deferred rents is as follows:

                            Total                The Company's Share
                            -----                -------------------
2001 deferral            $25,469,000                $15,281,400
2000 deferral             19,011,000                 11,406,600
1999 deferral              5,400,000                  3,240,000
                           ---------                  ---------
Total                    $49,880,000                $29,928,000
                         ===========                ===========

         In the fourth quarter ended December 31, 2001, AmeriCold Logistics reversed $25,469,000 of the rent expense recorded for 2001. This results from the Landlord waiving its rights to collect this portion of the rent. Further, the Landlord waived $14,343,000 of the rent expense recorded by AmeriCold Logistics for 2000 which AmeriCold Logistics recorded as income in the fourth quarter ended December 31, 2001. The aggregate amount waived by the Landlord of $39,812,000 (of which the Company's share was $23,887,000) represents a portion of the rent due under the leases which AmeriCold Logistics deferred in such years.

                            VORNADO OPERATING COMPANY

         On January 23, 2002, the leases with the Landlord were restructured to consolidate four of the non-encumbered leases into one non-encumbered lease. The restructuring did not affect total contractual rent due under the combined leases.

         In addition, in the year ended December 31, 2001, AmeriCold Logistics recorded a charge of $8,895,000 comprised of (i) severance and relocation costs associated with a management restructuring and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics Atlanta headquarters. Severance related charges are for the termination of 199 employees, located primarily in the Atlanta and Portland offices. Through December 31, 2001, AmeriCold Logistics had terminated 30 of the employees.

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

5.   INCOME TAXES

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, specifically (i) the 2001 net operating loss carryforward as reflected on the Company's tax return, (ii) the book-to-tax differences arising from the Company's investment in AmeriCold Logistics and (iii) the write-off of organization costs in 1999 and 1998 for financial reporting purposes and the amortization of such costs over 60 months for tax reporting purposes. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2001 and 2000 are as follows:

                                                                         December 31,
                                                             -------------------------------
                                                                 2001              2000
                                                             ------------      -------------
Deferred assets (liabilities):
   Organization costs                                         $  212,100        $   308,700
   Accrued compensation                                               --                 --
   Minority interest (taxed directly to Limited Partners)      1,063,400          1,049,400
   Net operating loss carryforward                             9,678,300          9,550,500
   Loss on Transportal Network                                        --                 --
   Equity interest in AmeriCold Logistics                      3,562,500            427,900
                                                             ------------      -------------
                                                              14,516,300         11,336,500
Valuation allowance                                          (14,516,300)       (11,336,500)
                                                             ------------      -------------
Net deferred tax asset                                        $       --        $        --
                                                             ============      =============

         Because the Company has only a limited history of operating losses, a valuation allowance has been established for its deferred tax assets. The need for this allowance will be reassessed periodically based upon the operating results of the Company.

                           VORNADO OPERATING COMPANY

         A reconciliation of income taxes to the expected income tax benefit is as follows:

                                                                  Year Ended December 31,
                                                   ---------------------------------------------------
                                                        2001               2000               1999
                                                   ------------       ------------       ------------
Loss before income taxes and minority interest       $7,420,600       $ 19,267,300         $8,055,800
Statutory federal income tax rate .............              34%                34%                34%
                                                   ------------       ------------       ------------
 ..............................................       2,523,000          6,550,900          2,739,000
Expected state income tax benefit .............         445,200          1,156,000            483,300
                                                   ------------       ------------       ------------
 ..............................................       2,968,200          7,706,900          3,222,300
Valuation allowance ...........................      (2,968,200)        (7,706,900)        (3,222,300)
                                                   ------------       ------------       ------------
Income taxes ..................................        $     --           $     --           $     --
                                                   ============       ============       ============

6.   REVOLVING CREDIT AGREEMENT

         The Company has a $75,000,000 unsecured Revolving Credit Agreement with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (4.87% at December 31, 2001). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; for the years ended December 31, 2001 and 2000 the Company paid $485,000 and $630,000 to Vornado. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). At December 31, 2001 and 2000, $31,424,000 and
$19,782,000 were outstanding, respectively. Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends. The Company currently has no external sources of financing except this facility.

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

         If compensation cost for Plan awards had been determined based on fair value at the grant dates, net loss and loss per share would have been reduced to the pro forma amounts below:

                                          Year Ended December 31,
                            ------------------------------------------------------
                                   2001              2000                 1999
                            ---------------    ---------------     ---------------
Net loss:
As reported ...............    $(7,420,601)      $(17,685,513)        $(7,258,234)
Pro forma .................    $(7,937,998)      $(18,421,033)        $(7,806,539)
Net loss per share:
     Basic and diluted:
         As reported ......         $(1.82)            $(4.35)             $(1.78)
         Pro forma ........         $(1.95)            $(4.53)             $(1.92)

                           VORNADO OPERATING COMPANY

         The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the period ended December 31, 2000 (no options were granted in the years ended December 31, 2001 or 1999):

                                          Year Ended December
                                                31, 2000
          Expected volatility ................     194%
          Expected life ......................       5 Years
          Risk-free interest rate ............     5.0%
          Expected dividend yield ...........       --


         A summary of the Plan's status and changes are presented below:

                                                                              December 31,
                                           ---------------------------------------------------------------------------------------
                                                     2001                          2000                         1999
                                           --------------------------   --------------------------   ------------------------------
                                                           Weighted
                                                           Average                    Weighted                      Weighted
                                                           Exercise                    Average                       Average
                                             Shares         Price       Shares     Exercise Price     Shares     Exercise Price
                                           ----------      ----------   ---------  --------------   -----------  ------------------
Outstanding at January 1 .............       651,475            $5.86      479,319       $5.54       486,599            $5.54

Granted ..............................            --              --       175,000        6.72            --               --

Exercised ............................            --              --          (614)       5.54            --               --
Cancelled ............................      (122,769)            6.65       (2,230)       5.54        (7,280)            5.54
                                           ---------                       ---------               ----------
Outstanding at December 31 ...........       528,706            $5.67      651,475       $5.86       479,319            $5.54
                                            ========                       =========               ==========
Options exercisable at December 31 ...       528,706                       319,414                  162,868
                                            ========                       =========               ==========
Fair value of options granted during
the year ended December 31 (per option)         $--                         $ 6.54                      $--
                                            ========                       =========               ==========

         The following table summarizes information about options outstanding under the Plan at December 31, 2001:

                   Options Outstanding                                   Options Exercisable
     ---------------------------------------------------     ---------------------------------------
                          Number
                      Outstanding at         Remaining               Number
     Exercise          December 31,        Contractual           Exercisable at
      Price               2001                Life            December 31, 2001       Exercise Price
     -----------    -------------         --------------      -------------------     --------------

       $ 5.54             469,206            6.8 Years                469,206               $ 5.54
         6.72              59,500            8.4 Years                 59,500                 6.72
                    -------------                              --------------
                          528,706                                     528,706
                    =============                              ==============

         Shares available for future grant under the Plan at December 31, 2001 were 586,220.

         Stock appreciation rights ("SARs") were granted to an officer of the Company prior to the Distribution. SARs are granted at 100% of the market price of the Common Stock at the date of grant. SARs vest ratably, becoming fully vested 36 months after grant. SARs issued at the Distribution and outstanding at December 31, 2001

                           VORNADO OPERATING COMPANY
were 130,000, with an exercise price of $5.54. 130,000 SARs were exercisable at December 31, 2001. The Company reversed all of the compensation expense relating to SARs of $47,865 in the year ended December 31, 2000, of which $5,850 and $42,015 was recognized as expense for the years ended December 31, 1999 and 1998, respectively.

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

         Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's offices, space for the Company's principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and reimburses Vornado for certain costs incurred and paid to third parties on behalf of the Company. The Company incurred $371,000 for the year ended December 31, 2001 and $330,000 in each of the years ended December 31, 2000 and 1999 for such services.

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

         During the year ended December 31, 2000, the investment in Company L.P by minority holders was fully absorbed by losses. The minority interest's 9.9% share of present and future losses will be recognized by the Company.

         No distributions were made to Interstate for the years ended December 31, 2001, 2000 and 1999.

                           VORNADO OPERATING COMPANY

10.  LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                                                    Year Ended December 31,
                                                                      --------------------------------------------------
                                                                          2001               2000               1999
                                                                      ------------      -------------       ------------
Numerator:
     Net loss ..................................................      $ (7,420,601)     $ (17,685,513)      $(7,258,234)
                                                                      ============      =============       ===========
Denominator:
     Denominator for basic loss per share-weighted average .....         4,068,924          4,068,727         4,068,310

     Effect of dilutive securities:
         Employee stock options ................................                --                 --                --
         Denominator for diluted loss per share-adjusted weighted
             average shares and assumed conversions ............         4,068,924          4,068,727         4,068,310
                                                                      ============      =============       ===========
Net loss per share-basic and diluted ...........................      $      (1.82)     $       (4.35)      $     (1.78)
                                                                      ============      =============       ===========

11.      COMMITMENTS AND CONTINGENCIES

         The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


12.      SUMMARY OF QUARTERLY RESULTS (UNAUDITED):

                                                          NET INCOME (LOSS)
                                                              PER SHARE
                     REVENUE         NET INCOME(LOSS)    (BASIC AND DILUTED)(1)
                    ---------       ------------------  ------------------------
   2001
    March 31           $3,329       $(3,804,399)          $(0.93)
    June 30             2,651        (6,844,943)(2)        (1.68)
    September 30        2,166        (6,878,317)(2)        (1.69)
    December 31          (853)       10,107,058(2)          2.48

   2000

    March 31          $41,778       $(5,527,628)          $(1.36)
    June 30            36,865        (5,288,474)           (1.30)
    September 30        2,875        (4,288,513)           (1.05)
    December 31         3,923        (2,580,898)            (.63)



(1) The total for the year may differ from the sum of the quarters as a result of weighting.
(2) Includes the Company's $23,887,000 share of AmeriCold Logistic's $39,812,000 rent reduction for deferred rent waived by its Landlord and $2,697,000 of the Company's $5,337,000 share of AmeriCold Logistic's charge of $8,895,000 comprised of (i) severance and relocation costs associated with a management restructuring and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold's Atlanta headquarters. The $2,640,000 balance of the Company's share of this charge was recognized $1,740,000 in the quarter ended June 30, 2001 and $900,000 in the quarter ended September 30, 2001.

                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to directors of the Company will be contained in a definitive Proxy Statement involving the election of directors which the Company will file with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after December 31, 2001, and such information is incorporated herein by reference. For information on the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.


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

                                                                               Pages in this
                                                                               Annual Report
                                                                               on Form 10-K
                                                                              ---------------
Vornado Crescent Logistics Operating Partnership and Subsidiary:

     Independent Auditors' Report                                                     40

     Consolidated Balance Sheets at December 31, 2001 and 2000                        41

     Consolidated Statements of Operations for the Years Ended December
     31, 2001, 2000 and 1999                                                          43

     Consolidated Statements of Partners' Capital for the Years
     Ended December 31, 2001, 2000 and 1999                                           44

     Consolidated Statements of Cash Flows for the Years Ended December
     31, 2001, 2000 and 1999                                                          45

     Notes to Financial Statements                                                    47

         Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

     3.   Exhibits

          See  Exhibit Index on page 57.

     (b) Reports on Form 8-K.

         During the last quarter of the period covered by this Annual Report on Form 10-K the Company did not file any reports on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             VORNADO OPERATING COMPANY



                                             By: /s/ Patrick T. Hogan
                                                ---------------------------
                                                Patrick T. Hogan, Vice President
                                                and Chief Financial Officer

Date:  March 11, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                         TITLE                   DATE
                    -----------                                       -------                 ------
By:   /s/ Steven Roth                                     Chairman of the Board of          March 11, 2002
    ----------------------------------------                Directors (Principal
          (Steven Roth)                                     Executive Officer)

By:   /s/ Michael D. Fascitelli                           President and Director            March 11, 2002
    ----------------------------------------
          (Michael D. Fascitelli)

By:   /s/ Douglas H. Dittrick                             Director                          March 11, 2002
    ----------------------------------------
          (Douglas H. Dittrick)

By:   /s/ Martin N. Rosen                                 Director                          March 11, 2002
    ----------------------------------------
          (Martin N. Rosen)

By:   /s/ Richard R. West                                 Director                          March 11, 2002
    ----------------------------------------
          (Richard R. West)

By:   /s/ Russell B. Wight, Jr.                           Director                          March 11, 2002
    ----------------------------------------
          (Russell B. Wight, Jr.)

INDEPENDENT AUDITORS' REPORT


To the Partners
Vornado Crescent Logistics Operating Partnership and Subsidiary:

We have audited the accompanying consolidated balance sheets of Vornado Crescent Logistics Operating Partnership and Subsidiary (the "Partnership") as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended December 31, 2001 and 2000 and for the period from March 11, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Vornado Crescent Logistics Operating Partnership and Subsidiary at December 31, 2001 and 2000, and their consolidated results of operations and cash flows for the years ended December 31, 2001 and 2000 and for the period from March 11, 1999 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP


Atlanta, Georgia
February 20, 2002
(March 11, 2002 as to Note 4)

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000
(AMOUNTS IN THOUSANDS)


                                                                2001           2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                      $28,189         $6,215
Restricted cash                                                 21,388         14,736
Trade accounts receivable, net of allowance for doubtful
   accounts of $2,442 and $3,502, respectively                  67,415         79,780
Other current assets                                             4,559          4,930
Working capital to be collected on behalf of
   AmeriCold Corporation                                        (5,358)        (7,507)
                                                                ------         ------
Total current assets                                           116,193         98,154

PROPERTY, PLANT, AND EQUIPMENT:
Land                                                            14,794         16,831
Buildings and improvements                                       2,880          2,476
Machinery and equipment                                         49,270         44,131
                                                                ------         ------
                                                                66,944         63,438

Less accumulated depreciation                                  (19,574)       (10,722)
                                                                ------         ------
Property, plant, and equipment, net                             47,370         52,716

OTHER ASSETS                                                    11,544         12,988
                                                                ------         ------
                                                              $175,107       $163,858
                                                              ========       ========


                                                                     (Continued)

See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000
(AMOUNTS IN THOUSANDS)

                                                                     2001           2000

LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:
Accounts payable                                                    $14,039        $23,277
Accrued expenses                                                     50,006         36,017
Current portion of long-term debt                                     1,906            577
Current portion of capitalized lease obligations                        967            398
Unearned revenue                                                      8,373          9,242
Due to AmeriCold Corporation                                         32,216         27,074
                                                                   --------       --------
Total current liabilities                                           107,507         96,585
                                                                   --------       --------
LONG-TERM DEBT                                                       22,840          6,360

LONG-TERM CAPITALIZED LEASE OBLIGATIONS                               4,449          1,351

DEFERRED RENT OBLIGATIONS TO AMERICOLD
CORPORATION                                                           8,335         24,411

STRAIGHT-LINE RENT LIABILITY TO AMERICOLD
CORPORATION                                                          10,811          6,762

OTHER LIABILITIES                                                    13,399         12,176
                                                                   --------       --------
Total liabilities                                                   167,341        147,645

COMMITMENTS

PARTNERS' CAPITAL:
Partners' capital                                                    44,723         48,723
Accumulated deficit                                                 (33,368)       (27,680)
Accumulated other comprehensive loss - minimum pension charge        (3,589)          (830)
                                                                   --------       --------
Less: capital contribution receivable                                    --         (4,000)
                                                                   --------       --------
Total partners' capital                                               7,766         16,213
                                                                   --------       --------
                                                                   $175,107       $163,858
                                                                   ========       ========




See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD FROM MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999 (AMOUNTS IN THOUSANDS)

                                                                   2001          2000           1999
REVENUES                                                         $647,259       $676,158       $557,708

OPERATING EXPENSES:
Cost of operations (not including depletion, depreciation,
and amortization)                                                 474,663        478,809        399,615
Rent expense on leases with AmeriCold Corporation,
net of $25,469 in reduction in 2001 contractual rents             130,807        170,640        135,811
Reduction in 2000 contractual rents                               (14,343)            --             --
General and administrative                                         37,691         35,933         26,542
Severance and other charges                                         8,895             --             --
Depletion, depreciation, and amortization                          11,477          7,803          4,789
                                                                  -------       --------        -------
Total operating expenses                                          649,190        693,185        566,757
                                                                  -------       --------        -------
OPERATING LOSS                                                     (1,931)       (17,027)        (9,049)

OTHER INCOME(EXPENSE):
Interest expense                                                   (4,702)        (2,136)          (534)
Other                                                                 945            727            339
                                                                  -------       --------        -------
NET LOSS                                                          $(5,688)      $(18,436)       $(9,244)
                                                                  =======       ========        =======



See notes to consolidated financial statements.

 VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP
 AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL FOR THE YEARS ENDED DECEMBER
 31, 2001 AND 2000 AND FOR THE PERIOD FROM MARCH 11, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999 (AMOUNTS IN THOUSANDS)

                                                                         ACCUMULATED
                                                                            OTHER
                                                                         COMPREHENSIVE     CAPITAL
                                              PARTNERS'    ACCUMULATED    LOSS-MINIMUM  CONTRIBUTION
                                              CAPITAL        DEFICIT    PENSION CHARGE   RECEIVABLE     TOTAL


Capital contribution                          $38,723      $     --      $     --      $     --       $38,723

Net loss                                           --        (9,244)           --            --        (9,244)
                                               ------       -------          ----        ------        ------
BALANCE - December 31, 1999                    38,723        (9,244)           --            --        29,479

Capital contribution                           10,000            --            --        (4,000)        6,000

COMPREHENSIVE LOSS:

Net loss                                           --       (18,436)           --            --       (18,436)

Adjustment for minimum pension liability           --            --          (830)           --          (830)
                                               ------       -------          ----        ------        ------
Total comprehensive loss                                                                              (19,266)
                                                                                                       ------

BALANCE - December 31, 2000                    48,723       (27,680)         (830)       (4,000)       16,213


Cancellation of capital commitment             (4,000)           --            --         4,000            --

COMPREHENSIVE LOSS:

Net loss                                           --        (5,688)           --            --        (5,688)

Adjustment for minimum pension liability           --            --        (2,759)           --        (2,759)
                                               ------       -------          ----        ------        ------
Total comprehensive loss                                                                               (8,447)
                                                                                                       ------

BALANCE - December 31, 2001                   $44,723      $(33,368)      $(3,589)     $     --        $7,766
                                              =======      ========       =======      ========        ======




See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND
FOR THE PERIOD FROM MARCH 11, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)


                                                                  2001          2000           1999

OPERATING ACTIVITIES:
  Net loss                                                       $(5,688)     $(18,436)      $(9,244)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Provision for bad debts                                        2,653         1,645         1,685
    Depletion, depreciation and amortization                      11,477         7,803         4,789
    Straight line rent expense                                     4,049         3,673         3,089
    Reduction in 2000 contractual rent                           (14,343)           --            --
    Gain on settlement and curtailment of benefit plan                --            --        (1,363)
    Changes in assets and liabilities, net of acquisitions:
      Restricted cash                                             (6,652)        2,151            --
      Trade accounts receivable                                   10,843        (2,524)          239
      Other assets                                                  (522)           (9)       (6,420)
      Accounts payable and accrued expenses                        2,071        (8,081)       (1,493)
      Due to AmeriCold Corporation                                 7,028        (2,158)       29,232
      Deferred rent obligations                                   (1,733)       19,011         5,400
      Other liabilities                                              354           (69)          (11)
                                                                --------      --------      --------

        Net cash provided by operating activities                  9,537         3,006        25,903

INVESTING ACTIVITIES:
  Purchase of non-real estate assets                                  --            --       (38,723)
  Additions to property, plant, and equipment                     (2,368)      (12,302)       (9,666)
                                                                --------      --------      --------

        Net cash provided by investing activities                 (2,368)      (12,302)      (48,389)

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                        18,940         7,014            --
  Repayment of long-term debt                                     (1,131)          (47)           --
  Repayment of capital lease obligation                             (855)           --            --
  Repayment of due to AmeriCold Corporation                       (2,149)       (5,444)       (8,249)
  Capital contributions                                               --         6,000        38,723
                                                                --------      --------      --------

        Net cash provided by financing activities                 14,805         7,523        30,474
                                                                --------      --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           21,974        (1,773)        7,988

CASH AND CASH EQUIVALENTS:
  Beginning of period                                              6,215         7,988            --
                                                                --------      --------      --------

  End of period                                                  $28,189        $6,215        $7,988
                                                                ========      ========      ========

                                                                     (Continued)
See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
FOR THE PERIOD FROM MARCH 11, 1999 (DATE OF INCEPTION)
TO DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)

                                                             2001        2000        1999

SUPPLEMENTAL DISCLOSURES:
  Interest paid                                              $2,787        $753        $331
                                                            =======     =======     =======

SUPPLEMENTAL INFORMATION ABOUT NONCASH
  ACTIVITIES:
  Acquisition of fixed assets under capital leases           $4,522          --          --
                                                            =======
  Liabilities assumed in connection with acquisition of
    non-real estate assets                                       --          --     $13,198
                                                                                    =======
  Initial working capital to be collected on behalf of
    AmeriCold Corporation                                        --          --     $21,200
                                                                                    =======

                                                                     (Concluded)


See notes to consolidated financial statements.

VORNADO CRESCENT LOGISTICS OPERATING
PARTNERSHIP AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 AND 2000 AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 AND FOR THE PERIOD FROM MARCH 11,1999 (DATE OF INCEPTION) TO DECEMBER 31,1999


1.     ORGANIZATION AND BUSINESS

       Vornado Crescent Logistics Operating Partnership (the "Partnership") was formed on March 11, 1999. The Partnership holds its assets and conducts its business through its wholly owned subsidiary AmeriCold Logistics, LLC (collectively "the Company" or "AmeriCold Logistics"). At December 31, 2001, AmeriCold Logistics, headquartered in Atlanta, Georgia, has 5,900 employees and operates 100 temperature controlled warehouse facilities nationwide with an aggregate of approximately 525 million cubic feet of refrigerated, frozen, and dry storage space. Of the 100 warehouses, AmeriCold Logistics leases 89 temperature controlled warehouses with an aggregate of approximately 445 million cubic feet from the Vornado REIT/Crescent REIT Partnership ("AmeriCold Corporation"), and manages 11 additional warehouses containing approximately 80 million cubic feet of space. AmeriCold Logistics provides the frozen food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production and distribution facilities. Production facilities typically serve one or a small number of customers, generally food processors, located nearby. These customers store large quantities of processed or partially processed products in the facility until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation, and distribution channel assessment. Additionally, AmeriCold Logistics mines limestone at two of its locations.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation - The consolidated financial statements of the Partnership include the accounts of the Partnership and its subsidiary. The Partnership is owned 60% by Vornado Operating L.P. ("Vornado") and 40% by COPI Cold Storage L.L.C. (an affiliate of Crescent Operating Inc.) ("Crescent"). The partnership agreement provides that net income and losses are allocated to each partner's account in relation to their ownership interests. Subject to certain provisions, the Partnership continues for a term through October 2027. Vornado's $6,000,000 contribution to the Partnership in March 2000 was unmatched by Crescent, who recently filed for bankruptcy protection. Accordingly, the $4,000,000 contribution receivable shown in partner's capital was cancelled at December 31, 2001. During the first quarter of 2002, Vornado's $6,000,000 became a special equity contribution that: (i) has priority over the original equity amounts, with voting rights of Vornado not effected, (ii) is redeemable only at the Partnership's option, and (iii) accrues interest at 12% compounded annually from March 7, 2000. Vornado's share of the Partnership remains at 60%.

       Estimates - Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       On February 6, 2002, Crescent Operating filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Subject to confirmation of a plan of reorganization and shareholder approval, it had agreed to transfer its interest in AmeriCold Logistics to an entity that will be owned by the shareholders of Crescent Real Estate Equities. It is uncertain at this time whether or when this plan will be approved and what effect, if any, this will have on the operation and management of AmeriCold Logistics.

      Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments with maturities when purchased of three months or less.

      Restricted Cash - Cash restricted for uses related to payment of rent ($7,229,000 at December 31, 2001 and 2000) and settlement of certain self-insured liabilities ($14,159,000 and $7,507,000 at December 31, 2001 and 2000, respectively) are classified as restricted cash.

      Property, Plant, and Equipment - Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the respective assets. Depreciation and amortization begin the month in which the asset is placed into service.

      The Company's long-lived assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amounts may not be recoverable. In such an event, a comparison is made of the expected future operating cash flows of the long-lived assets on an undiscounted basis to the carrying amounts of long-lived assets. If the carrying amounts of the long-lived assets exceed the sum of the expected undiscounted cash flows, an impairment charge is recognized in an amount equal to the excess of the carrying amount over the estimated fair value of the long-lived assets. The Company also periodically reviews the appropriateness of the estimated useful lives of its long-lived assets.

      Capitalized Leases - Capitalized leases are recorded at the lower of the present value of future lease payments or the fair market value of the property. Capitalized leases are depreciated on a straight-line basis over the estimated asset life or lease term for equipment, whichever is shorter. Depreciation expense on capital leases is included in depreciation and amortization expense.

      Revenue Recognition - Revenues include storage, transportation and handling fees, and management fees for locations managed on behalf of third parties. Storage revenues are recognized as services are provided. Transportation fees and expenses are recognized upon tender of product to common carriers, which is not materially different than if such revenues and expenses were recognized upon delivery. Management fees are recognized when AmeriCold Logistics is contractually entitled to such fees. Costs related to managed facilities are included in operating expenses. AmeriCold Logistics charges customers for both inbound and outbound handling in advance but defers the outbound handling revenue until the product has been shipped. Revenues from the sale of limestone are recognized upon delivery to customers.

      Significant customer - During 2001 and 2000, H.J. Heinz & Co. accounted for approximately 16% and 18% of total revenue, respectively.

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

      Collective Bargaining Agreements - At December 31, 2001, approximately 21% of the Company's labor force was covered by collective bargaining agreements. Collective bargaining agreements covering approximately 7% of the labor force will expire in 2002.

      Derivatives - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. The Company adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of these standards did not have a material impact on the Company's consolidated financial statements, as the Company does not use derivatives.

       Recent Accounting Pronouncement - In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 also supercedes previous guidance for segments of a business to be disposed. The Company is required to adopt SFAS No. 144 on January 1, 2002. The Company does not expect SFAS No. 144 to have a significant effect on its consolidated financial position or results of operations.

       Reclassifications - Certain reclassifications have been made to the 2000 and 1999 balances to conform with the 2001 presentation.

3.     ACCRUED EXPENSES

       Detail of accrued expenses as of December 31, 2001 and 2000 is as follows:

       (amounts in thousands)                   2001         2000

       Accrued payroll and related expense     $10,127      $9,854
       Accrued workers' compensation             8,580       8,443
       Severance and Other Charges               6,764          --
       Other accrued expenses                   24,535      17,720
                                               -------     -------
                                               $50,006     $36,017
                                                =======     =======


       4.    LONG-TERM DEBT


             (amounts in thousands)       2001          2000

       Notes payable to Vornado:
       12% promissory note payable       $3,000        $3,000
       12% promissory note payable        3,840            --
       14% promissory note payable        4,856            --

       Notes payable to Crescent:
       12% promissory note payable        2,000         2,000
       12% promissory note payable        3,500            --
       14% promissory note payable        6,190            --

       Note payable to bank               1,360         1,937
                                       --------      --------
                                         24,746         6,937
       Less: current maturities          (1,906)         (577)
                                       --------      --------
                                        $22,840        $6,360
                                       ========      ========



         The 12% promissory notes payable to Vornado and Crescent, as amended, are due December 31, 2004 and may be repaid at any time prior to their maturity. Until the notes are paid, aggregate interest-only payments of $123,000 are due on a monthly basis. These notes are secured by certain property and equipment with a net book value of approximately $15,606,000.

         The 14% promissory notes payable to Vornado and Crescent, as amended, are payable in aggregate monthly installments of principal and interest of $224,999 with a maturity date of December 31, 2004. The notes are secured by certain property and equipment with a net book value of approximately $22,483,000.

       Effective March 11, 2002, the Vornado and Crescent notes were amended to extend maturity dates to December 31, 2004.

       The note payable to the bank due January 2003 is payable in equal monthly installments of principal and interest and may be repaid prior to its maturity date, subject to certain prepayment penalties. This loan bears interest at the rate of 10.72% per annum. The note is secured by certain equipment with a net book value of approximately $1,287,000.

5.     TRANSACTIONS WITH AMERICOLD CORPORATION AND OWNERS

       During 2001 and 2000 and 1999, AmeriCold Logistics received a management fee of $268,000 and $255,000 and $201,000, respectively, from AmeriCold Corporation for administrative services performed.

       During 2001 and 2000 and 1999, AmeriCold Logistics recorded a management fee of $487,000 and $487,000 and $329,000, respectively, to Vornado Realty L.P.

       At December 31, 2001 and 2000, other accrued liabilities included $1,303,000 and $816,000, respectively, owed to Vornado Realty L.P.

       At December 31, 2001 and 2000, $1,131,000 and $1,061,000, respectively, were receivable from Crescent for expenditures made on its behalf for a new business venture. Due to the uncertainty of collection, the Company established a reserve for this amount at December 31, 2001. Such amounts are included in other assets.

6.     LEASE COMMITMENTS

       AmeriCold Logistics has operating leases with the AmeriCold Corporation covering the warehouses used in this business. The leases, as amended, generally have a 15-year term with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues AmeriCold Logistics receives from its customers. Fixed base rent is approximately $137,000,000 per annum through 2003, $139,000,000 per annum from 2004 through 2008, and $141,000,000 per annum from 2009 through 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $350 million, and the weighted-average percentage rate is approximately 36% for the initial five-year period, approximately 38% for the period from 2004 through 2008, and approximately 40% for the period from 2009 through February 28, 2014. The aggregate base revenue amount under the sixth lease is approximately $32,000,000 through 2001, and approximately $26,000,000 for the period from 2002 through February 28, 2014, and the percentage rate is 24% through 2001, 37.5% for the period from 2002 through 2006, 40% from 2007 through 2011, and 41% from 2012 through February 28, 2014.

       The fixed base rent for each of the two five-year renewal options is equal, generally, to the greater of the then fair market value rent or the fixed base rent for the immediately preceding lease year plus 5%.

       AmeriCold Logistics has the right to defer the payment of 15% of fixed base rent and all percentage rent for the period March 1999 to December 31, 2003 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. Pursuant to the agreement, AmeriCold Logistics exercised its deferral rights and deferred approximately $25,469,000 and $19,011,000 in 2001 and 2000, respectively, in fixed and percentage rent.

       As part of the February 2001 lease amendments, contractual rents due to AmeriCold Corporation were reduced to $146,000,000 for 2001 and $150,000,000 (plus additional contingent rent in certain circumstances) for 2002.

       On December 27, 2001, the leases were amended to reduce fixed and percentage rent under the four non-encumbered leases by $25,469,000 to $17,918,000 for 2001 and by $14,343,000 to $38,223,000 for 2000.

       On January 23, 2002, the leases with AmeriCold Corporation were restructured to consolidate the four non-encumbered leases into one non-encumbered lease. The restructuring did not affect total contractual rent due under the combined leases.

       The Company anticipates that AmeriCold Corporation may further restructure the leases with the Company to provide additional cash flow to the Company.

       AmeriCold Logistics is also required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees, and insurance premiums, as well as property capital expenditures in excess of $9,500,000 annually.

       AmeriCold Logistics also has both operating and capital lease agreements for equipment and other facilities. AmeriCold Logistics pays taxes, insurance, and maintenance costs on substantially all of the leased property. Lease terms generally range from five to 20 years with renewal or purchase options.

       At December 31, 2001, future minimum fixed lease payments under the leases with AmeriCold Corporation and future minimum lease payments under operating leases other than leases with AmeriCold Corporation were as follows:

       (amounts in thousands)


       YEAR ENDED
       DECEMBER 31,

                        AMERICOLD       OTHER
                       CORPORATION     LESSORS         TOTAL

             2002       $137,340         $7,255       $144,595
             2003        137,327          5,220        142,547
             2004        139,729          3,932        143,661
             2005        138,920          3,546        142,466
             2006        138,920          3,545        142,465
       Thereafter      1,011,241          2,748      1,013,989
                      ----------     ----------     ----------
                      $1,703,477        $26,246     $1,729,723
                      ==========     ==========     ==========


       Rent expense under leases with AmeriCold Corporation for 2001 was $115,780,000 for fixed rent, net of a $25,469,000 contractual rent adjustment, and $15,027,000 for percentage rent. Rent expense under leases with AmeriCold Corporation for 2000 was $139,723,000 for fixed rent and $30,917,000 for percentage rent. Rent expense under leases with AmeriCold Corporation for 1999 was $109,031,000 for fixed rent and $26,780,000 for percentage rent.

       Rent expense under leases with other lessors was $8,068,000, $6,407,000, and $4,739,000 for 2001, 2000, and 1999, respectively.

\       At December 31, 2001, future minimum lease payments under capital leases are as follows:

       (amounts in thousands)

       YEAR ENDED
       DECEMBER 31,

       2002                                       $1,407
       2003                                        1,284
       2004                                        1,201
       2005                                        1,199
       2006                                        1,069
       Thereafter                                    638
                                                 -------
       Total minimum obligations                   6,798
       Less interest portion                      (1,382)
                                                 -------
       Present value of net minimum payments       5,416
       Less current portion                         (967)
                                                 -------
       Long term portion                          $4,449
                                                 =======


       At December 31, 2001 and 2000, property leased under capital leases had a total cost of $7,974,000 and $2,751,000 and total accumulated depreciation of $2,976,000 and $1,171,000, respectively.

7.     SEVERANCE AND OTHER CHARGES

       During the year ended December 31, 2001, the Company recorded a charge of $8,895,000 comprised of (i) severance and relocation costs associated with a management restructuring, and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into the Company's Atlanta headquarters. Severance related charges of $7,725,000 are for the termination of 199 employees, located primarily in the Atlanta and Portland offices. Through December 31, 2001, the Company had terminated 30 of the employees. The remaining charges of $1,170,000 consist primarily of a signing bonus, recruitment and other exit costs.

       These charges and the related liability at December 31, 2001 are summarized below: (amounts in thousands)

                               SEVERANCE     OTHER         TOTAL

       Charges                  $7,725       $1,170       $8,895
       Expenditures               (961)      (1,170)      (2,131)
                               -------      -------      -------

       Severance Liability      $6,764      $    --       $6,764
                                ======      =======       ======

8.     CONTINGENCIES

       In the normal course of business, the Company is party to a number of lawsuits. The Company does not believe that the resolution of these lawsuits will have a material effect on its financial position, results of operations or cash flows.


9.     EMPLOYEE BENEFIT PLANS

       Defined Benefit Pension and Postretirement Plans - AmeriCold Logistics has defined benefit pension plans that cover substantially all employees, other than union employees covered by union pension plans under collective bargaining agreements. Benefits under AmeriCold Logistics' plans are based on years of credited service and compensation during the years preceding retirement, or on years of credited service and established monthly benefit levels. The Company also has postretirement health care plans that provide medical and life insurance coverage to eligible retired employees.

       Actuarial information regarding the defined benefit pension plans and postretirement benefits other than pensions as of December 31, 2001 and 2000 is as follows:


                                                                                  2001
                                                                   --------------------------------------------
                                                                           PENSION BENEFITS
                                                                   ----------------------------
                                                                                     NATIONAL         OTHER
                                                                    RETIREMENT       SERVICE     POSTRETIREMENT
(amounts in  thousands)                                            INCOME PLAN     RELATED PLAN     BENEFITS

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                               $35,424        $8,633        $1,289
Service cost                                                            2,977           223            55
Interest cost                                                           2,562           632           126
Participant contributions                                                  --            --             7
Actuarial (gain) loss                                                   2,090          (327)          292
Settlements                                                                --            --            --
Plan amendments                                                            --           187            --
Benefits paid                                                          (4,777)         (524)          (37)
                                                                     --------      --------      --------

Benefit obligation at end of year                                     $38,276        $8,824        $1,732
                                                                     ========      ========      ========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                        $26,218        $9,377      $     --
Actual return on plan assets                                             (122)          (81)           --
Employer contributions                                                  4,650           115            30
Participant contributions                                                  --            --             7
Benefits paid                                                          (4,777)         (524)          (37)
                                                                     --------      --------      --------

Fair value of plan assets at end of year                              $25,969        $8,887      $     --
                                                                     ========      ========      ========

Funded status                                                        $(12,307)          $63       $(1,732)
Unrecognized actuarial (gain) loss                                      7,423         1,830            18
Unrecognized prior service cost                                         1,182           332          (518)
Minimum liability adjustment                                           (4,771)           --            --
                                                                     --------      --------      --------

(Accrued) prepaid benefit cost                                        $(8,473)       $2,225       $(2,232)
                                                                     ========      ========      ========


Amounts recognized in the consolidated balance sheet consist of:
  Accrued benefit liability                                           $(8,473)     $     --       $(2,232)
  Prepaid asset                                                            --         2,225            --
  Intangible asset                                                      1,182            --            --
  Accumulated other comprehensive loss                                  3,589            --            --
                                                                     --------      --------      --------

Net amount recognized                                                 $(3,702)       $2,225       $(2,232)
                                                                     ========      ========      ========

Weighted-average assumptions as of December 31, 2001:
Discount rate                                                          7.25 %        7.25 %        7.25 %
Expected return                                                        9.50 %        9.50 %           N/A
Rate of compensation increase                                          4.00 %           N/A           N/A

                                                                                    2000
                                                                 ---------------------------------------------
                                                                           PENSION BENEFITS
                                                                 ----------------------------
                                                                                  NATIONAL          OTHER
                                                                    RETIREMENT     SERVICE      POSTRETIREMENT
(amounts in  thousands)                                            INCOME PLAN   RELATED PLAN     BENEFITS
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                               $33,710        $9,351        $1,920
Service cost                                                            1,641           211            45
Interest cost                                                           2,518           707           106
Actuarial (gain) loss                                                   2,826        (1,168)         (257)
Settlements                                                                --            --          (521)
Benefits paid                                                          (5,271)         (468)           (4)
                                                                     --------      --------      --------
Benefit obligation at end of year                                     $35,424        $8,633        $1,289
                                                                     ========      ========      ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                        $28,774        $9,635      $     --
Actual return on plan assets                                            1,475           (38)           --
Employer contributions                                                  1,240           248             4
Benefits paid                                                          (5,271)         (468)           (4)
                                                                     --------      --------      --------
Fair value of plan assets at end of year                              $26,218        $9,377      $     --
                                                                     ========      ========      ========

Funded status                                                         $(9,205)         $743       $(1,289)
Unrecognized actuarial (gain) loss                                      2,805         1,283          (260)
Unrecognized prior service cost                                         1,264           152          (582)
Minimum liability adjustment                                           (2,091)           --            --
                                                                     --------      --------      --------
(Accrued) prepaid benefit cost                                        $(7,227)       $2,178       $(2,131)
                                                                     ========      ========      ========
Amounts recognized in the consolidated balance sheet consist of:
  Accrued benefit liability                                           $(7,227)     $     --       $(2,131)
  Prepaid asset                                                            --         2,178            --
  Intangible asset                                                      1,261            --            --
  Accumulated other comprehensive loss                                    830            --            --
                                                                     --------      --------      --------
Net amount recognized                                                 $(5,136)       $2,178       $(2,131)
                                                                     ========      ========      ========
Weighted-average assumptions as of December 31, 2000:
Discount rate                                                          7.75 %        7.75 %        7.50 %
Expected return                                                        9.50 %        9.50 %           N/A
Rate of compensation increase                                          4.00 %           N/A           N/A

                                                             2001
                                         ------------------------------------------
                                              PENSION BENEFITS
                                         --------------------------
                                                        NATIONAL        OTHER
                                         RETIREMENT     SERVICE      POSTRETIREMENT
                                         INCOME PLAN   RELATED PLAN    BENEFITS
(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost                              $2,977         $223          $55
  Interest cost                              2,562          632          126
  Expected return on plan assets            (2,591)        (876)          --
  Recognized net actuarial loss (gain)         186           84           15
  Amortization of prior service cost            81            6          (65)
                                           -------      -------      -------
                                            $3,215          $69         $131
                                           =======      =======      =======


                                                       2000
                                        ----------------------------------------
                                              PENSION BENEFITS
                                        ------------------------
                                                       NATIONAL         OTHER
                                         RETIREMENT     SERVICE     POSTRETIREMENT
                                         INCOME PLAN  RELATED PLAN    BENEFITS
(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost                              $1,641         $211          $45
  Interest cost                              2,518          707          106
  Expected return on plan assets            (3,153)      (1,094)          --
  Recognized net actuarial loss (gain)        (119)          90           --
  Amortization of prior service cost            80            6          (65)
                                           -------      -------      -------
                                              $967         $(80)         $86
                                           =======      =======      =======


                                                         1999
                                         ---------------------------------------
                                                PENSION BENEFITS
                                         -------------------------
                                                         NATIONAL       OTHER
                                          RETIREMENT     SERVICE     POSTRETIREMENT
                                         INCOME PLAN   RELATED PLAN    BENEFITS
(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST:
  Service cost                              $1,297         $254         $147
  Interest cost                              2,461          576          346
  Expected return on plan assets            (2,531)        (820)          --
  Recognized net actuarial loss (gain)         338           18           67
  Amortization of prior service cost           104            5          (56)
                                           -------      -------      -------
                                            $1,669          $33         $504
                                           =======      =======      =======





       The medical plan for retirees provides a fixed dollar benefit for each year that the retiree is receiving benefits. All increases in medical costs are paid by the retiree; thus, there is no assumed health care cost trend.

       Multiemployer Plans - Americold Logistics contributes to defined benefit multiemployer plans that cover substantially all union employees. Amounts charged to pension cost and contributed to the plans in 2001, 2000, and 1999 were approximately $1,235,000, $1,252,000, and $1,211,000, respectively.

       Profit Sharing - AmeriCold Logistics has defined contribution employee benefit plans, which cover all eligible employees. The plans also allow contributions by plan participants in accordance with Section 401(k) of the Internal Revenue Code. Profit sharing expense for 2001 and 2000 and 1999 was approximately $5,403,000 and $3,084,000 and $4,060,000, respectively.

       Deferred Compensation - AmeriCold Logistics has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability, and also provide for survivor benefits in the event of death of the employee. AmeriCold Logistics charges expense for the accretion of the liability each year.

       The net (income) expense for all deferred compensation and supplemental retirement plans for 2001 and 2000 and 1999 was approximately ($12,000) and $123,000 and $164,000, respectively.

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


*        Incorporated by reference

  EXHIBIT NO.                                                                               PAGE
  -----------                                                                               ----
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

     10.7(A)    Second Amendment to Master Lease Agreement, effective as of February         *
                22, 2001, between URS Real Estate, L.P. and AmeriCold Logistics,
                LLC. (incoporated by reference to Exhibit 10.7(A) of the Company's
                Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
                (File No. 001-14525), as filed with the Commission on May 11, 2001)


*        Incorporated by reference

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

     10.10(A)   Second Amendment to Master Lease Agreement, effective as of February        *
                22, 2001, between AmeriCold Real Estate, L.P. and AmeriCold
                Logistics, LLC. (incorporated by reference to Exhibit 10.10(A) of the Company's Quarterly Report on Form 10-Q for the quarter ended
                March 31, 2001 (File No. 001-14525), as filed with the Commission on
                May 11, 2001)

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

     10.12(A)   First Amendment to Master Lease Agreement, dated as of November 30,
                1999, between AmeriCold Corporation, as successor to URS Logistics,
                Inc., and AmeriCold Logistics LLC.

     10.12(B)   Second Amendment to Master Lease Agreement, effective as of February         *
                22, 2001, between AmeriCold Corporation, as successor to URS
                Logistics, Inc., and AmeriCold Logistics LLC. (incorporated by reference to Exhibit 10.12(A) of the Company's Quarterly Report on
                Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May 11, 2001)

     10.12(C)   Amendment to Master Lease Agreement, dated as of December 27, 2001, between AmeriCold Corporation, as successor to URS Logistics, Inc., and AmeriCold Logistics LLC.



*        Incorporated by reference


Exhibit No.
                                                                                          Page

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

     10.13(A)   First Amendment to Master Lease Agreement, dated
                November 30, 1999, between AmeriCold Corporation and AmeriCold Logistics, LLC.

     10.13(B)   Second Amendment to Master Lease Agreement, effective February 22,           *
                2001, between AmeriCold Corporation and AmeriCold Logistics, LLC.
                (incorporated by reference to Exhibit 10.13(A) of the Company's
                Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
                (File No. 001-14525), as filed with the Commission on May 11, 2001)

     10.13(C) Third Amendment to Master Lease Agreement, dated as of December 27, 2001, between AmeriCold
                Corporation and AmeriCold Logistics, LLC.

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

     10.14(A) First Amendment to Master Lease Agreement, dated as of November 30, 1999, by and among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold
                Logistics, LLC.

     10.14(B)   Second Amendment to Master Lease Agreement, dated as of March 22,            *
                2000,  among each of the entities identified on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistics LLC, as Tenant
                (incorporated by reference to Exhibit 10.14(A) of the Company's
                Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
                (File No. 001-14525), as filed with the Commission on May 9, 2000)

     10.14(C)   Third Amendment to Master Lease Agreement,                                   *
                effective as of February 22, 2001, by and
                among each of the entities listed on Exhibit A
                to the lease, or their successors thereto, and
                AmeriCold Logistics, LLC. (incorporated by
                reference to Exhibit 10.14(B) of the Company's
                Quarterly Report on Form 10-Q for the quarter
                ended March 31, 2001 (File No. 001-14525), as
                filed with the Commission on May 11, 2001)

     10.14(D) Fourth Amendment to Master Lease Agreement, dated as of December 27, 2001, by and among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC.

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


*        Incorporated by reference


Exhibit No.
                                                                                           Page
     10.15(A)   First Amendment to Master Lease Agreement, dated as of November 30,
                1999, between VC Omaha Holdings, L.L.C., and Carmar Freezers
                Thomasville L.L.C., together as Landlord, and AmeriCold Logistics,
                LLC.

     10.15(B)   Second Amendment to Master Lease Agreement, effective as of February         *
                22, 2001, between VC Omaha Holdings, L.L.C., and Carmar Freezers
                Thomasville L.L.C., together as Landlord, and AmeriCold Logistics,
                LLC. (incorporated by reference to Exhibit 10.15(A) of the Company's
                Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
                (File No. 001-14525), as filed with the Commission on May 11, 2001)

     10.15(C)   Third Amendment to Master Lease Agreement, dated as of December 27,
                2001, between VC Omaha Holdings, L.L.C., and Carmer Freezers
                Thomasville L.L.C., together as Landlord, and AmeriCold Logistics,
                LLC.

     10.16      Employment Agreement between Vornado Operating Company and Emanuel           *
                Pearlman, dated May 19, 2000 (incorporated by reference to Exhibit
                10.16 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 001-14525) as filed with the
                Commission on August 7, 2000)

     10.17      Amended and Restated Limited Liability Company Agreement of                  *
                Transportal Network, LLC, a Delaware Limited Liability Company
                (incorporated by reference to Exhibit 10.17 of the Company's
                Quarterly Report on Form 10-Q for the period ended June 30, 2000
                (File No. 001-14525), as filed with the Commission on August 7, 2000)

     21         Subsidiaries of Vornado Operating Company

     23         Consent of Deloitte & Touche LLP









*        Incorporated by reference