Form 10-Q
period 2002-03-31
VORNADO OPERATING CO
filed 2002-05-02
CIK 1050080

EXHIBIT INDEX ON PAGE 16

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-14525

VORNADO OPERATING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-3569068

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019

(Address of principal executive offices)	(Zip Code)

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

Yes No

As of April 26, 2002, there were 4,068,924 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VORNADO OPERATING COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

ASSETS

Cash and cash equivalents	$131,277	$14,653

Investment in and advances to AmeriCold Logistics	15,130,615	18,943,309

Prepaid expenses and other assets	92,033	152,961

	$15,353,925	$19,110,923

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Note payable to Vornado Realty Trust	$31,488,538	$31,423,538

Due to Vornado Realty Trust	409,951	98,672

Accounts payable and accrued expenses	428,688	487,737

Total liabilities	32,327,177	32,009,947

Minority interest	—	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and outstanding, 4,068,924 shares in each period	40,689	40,689

Additional paid-in capital	22,462,555	22,462,555

Accumulated deficit	(37,323,096)	(33,248,868)

	(14,819,852)	(10,745,624)

Accumulated other comprehensive loss	(2,153,400)	(2,153,400)

Total stockholders’ deficit	(16,973,252)	(12,899,024)

	$15,353,925	$19,110,923

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	March 31,

	2002	2001

REVENUES:

Interest income	$—	$3,329

EXPENSES:

General and administrative	273,021	507,408

	(273,021)	(504,079)

Interest and debt expense to Vornado Realty Trust	(490,512)	(601,490)

Loss from AmeriCold Logistics	(3,310,695)	(1,921,200)

Unrealized loss from marketable securities	—	(777,630)

Loss before income tax benefit	(4,074,228)	(3,804,399)

Income tax benefit	—	—

NET LOSS	$(4,074,228)	$(3,804,399)

Net loss per share — basic and diluted	$(1.00)	$(0.93)

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,074,228)	$(3,804,399)

Adjustments to reconcile net loss to net cash used in
operating activities:

Equity in loss from AmeriCold Logistics	3,684,000	2,011,200

Unrealized loss from marketable securities	—	777,630

Changes in operating assets and liabilities:

Prepaid expenses and other assets	60,928	31,118

Interest receivable on loans to AmeriCold Logistics	2,528	4,000

Accounts payable and accrued expenses	(59,049)	(93,964)

Due to Transportal Network	—	(582,194)

Due to Vornado Realty Trust	311,279	25,687

Net cash used in operating activities	(74,542)	(1,630,922)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in and advances to AmeriCold Logistics	126,166	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings	65,000	1,400,000

Net increase (decrease) in cash and cash equivalents	116,624	(230,922)

Cash and cash equivalents at beginning of period	14,653	589,564

Cash and cash equivalents at end of period	$131,277	$358,642

SUPPLEMENTAL INFORMATION:

Cash payments for interest	$163,877	$601,490

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

         Vornado Operating Company (the “Company”) holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership (“Company L.P.”). The Company is the sole general partner of, and as of March 31, 2002 owned a 90.1% partnership interest in, Company L.P. All references to the “Company” refer to Vornado Operating Company and its subsidiaries including Company L.P.

2. BASIS OF PRESENTATION

         The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations for the three months ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

         Certain reclassifications to prior year amounts have been made to conform with the current year’s presentation.

3. INVESTMENT IN PARTNERSHIP

         The Company’s investment in and advances to AmeriCold Logistics are as follows:

	March 31, 2002	December 31, 2001

AmeriCold Logistics (60% interest)	$15,130,615	$18,943,309

         During the year ended December 31, 2001, the Company made two secured loans totaling $8,940,000 to AmeriCold Logistics. The first loan, made on April 30, 2001, was $3,840,000 and is secured by a mortgage on AmeriCold Logistics’ quarries and is in addition to the $3,000,000 advanced in 2000. This loan bears interest at 12% and requires monthly payments of interest until maturity on March 31, 2002. The second loan, made on June 6, 2001, was $5,100,000 and is secured by property, plant and equipment. This loan bears interest at 14% and requires monthly payments of principal and interest of $98,933 until maturity on December 31, 2002. On March 11, 2002 all three of these loans were amended to extend the maturity date to December 31, 2004.

VORNADO OPERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

         The Company’s $6,000,000 contribution to AmeriCold Logistics in March 2000 was unmatched by the Company’s partner, whose 100% owner recently announced its intention to file for bankruptcy protection. Accordingly, the $4,000,000 contribution receivable shown in partners’ capital of the Vornado Crescent Logistics Operating Partnership’s (which does business under the name “AmeriCold Logistics”) financial statements was cancelled at December 31, 2001. In the first quarter of 2002, the Company’s $6,000,000 became a special equity contribution that has priority over the original equity amounts. The Company’s share of AmeriCold Logistics remains at 60%.

	Loss from Investments in Partnership

	For The Three Months Ended
	March 31,

	2002	2001

AmeriCold Logistics (60% interest)	$(3,310,695)	$(1,921,200)

         The following condensed operating data represents 100% of AmeriCold Logistics of which the Company’s share is 60%:

	For The Three Months Ended
	March 31,

	2002	2001

Revenues	$154,628,000	$159,775,000

Costs other than depreciation applicable to revenues	$148,542,000	$152,115,000

Net loss	$(6,140,000)	$(3,352,000)

         AmeriCold Logistics anticipates that the Vornado REIT/Crescent REIT Partnership (the “Landlord”) may further restructure the leases to provide additional cash flow.

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

         During the first quarter of 2002, AmeriCold Logistics exercised its right, pursuant to the terms of its leases to defer payment of rent. AmeriCold Logistics’ current balance of deferred rent is as follows:

		The Company's
	Total	Share

Deferred during quarter ended March 31, 2002	$3,014,000	$1,808,400

Aggregate deferral at December 31, 2001	10,068,000	6,040,800

Total deferred rent at March 31, 2002	$13,082,000	$7,849,200

         On January 23, 2002, the leases with the Landlord were restructured to consolidate four of the non-encumbered leases into one non-encumbered lease. The restructuring did not affect total contractual rent due under the combined leases.

VORNADO OPERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. VORNADO AGREEMENT

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

         Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado’s offices, space for the Company’s principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and reimburses Vornado for certain costs incurred and paid to third parties on behalf of the Company. The Company incurred $82,500 and $99,046 for the three months ended March 31, 2002 and 2001, respectively for such services.

         Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

5. LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,

	2002	2001

Numerator:

Net loss	$(4,074,228)	$(3,804,399)

Denominator:

Denominator for basic loss per share-weighted average	4,068,924	4,068,924

Effect of dilutive securities:

Employee stock options	—	—

Denominator for diluted loss per share-adjusted weighted average shares and assumed conversions	4,068,924	4,068,924

Net loss per share-basic and diluted	$(1.00)	$(0.93)

VORNADO OPERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. COMPREHENSIVE LOSS

         The following table sets forth the Company’s comprehensive loss:

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(4,074,228)	$(3,804,399)

Recognition of unrealized loss from marketable securities previously included in comprehensive loss	—	720,126

Proportionate share of other comprehensive loss of partially-owned entity	—	(498,000)

Comprehensive loss	$(4,074,228)	$(3,582,273)

7. COMMITMENTS AND CONTINGENCIES

         The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

8. RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 was effective in July 2001 and SFAS 142 was effective in January 2002. The implementation of these standards did not have an impact on the Company’s financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe that the adoption of SFAS No. 143 will affect the Company’s financial statements.

         In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 144 provides for a single accounting model for long lived-assets to be disposed of by sale and requires discontinued operations presentation for disposals of a “component” of an entity. The implementation of this standard did not have an impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain factors could cause actual results to differ materially from those in the forward-looking statements. Factors that might cause such a material difference include, but are not limited to: (a) the Company’s limited operating history; (b) restrictions on the Company’s business and future opportunities; (c) dependence upon Vornado Realty Trust; (d) the substantial influence of the Company’s controlling stockholders and conflicts of interest; (e) risks associated with potential investments and ability to manage those investments; (f) competition; (g) the Company’s obligations under the Revolving Credit Agreement; (h) AmeriCold Logistics’ obligations under the lease agreements with the Vornado REIT/Crescent REIT Partnership; (i) the Company’s limited financial resources; (j) dependence on key personnel; (k) potential anti-takeover effects of the Company’s charter documents and applicable law; (l) dependence on dividends and distributions of subsidiaries; (m) potential costs of compliance with environmental laws; (n) changes in the general economic climate; and (o) government regulations. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

         The Company’s operations and business are subject to a variety of risks. In considering the Company’s results of operations, please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         There was no interest income for the three months ended March 31, 2002, compared to $3,329 for the three months ended March 31, 2001. The decrease resulted from a lower average invested balance during the first quarter of 2002.

         General and administrative expenses were $273,021 for the three months ended March 31, 2002, compared to $507,408 for the three months ended March 31, 2001, a decrease of $234,387. This decrease resulted from lower payroll costs relating to the Company’s former Chief Operating Officer, Emanuel R. Pearlman, who resigned, effective June 15, 2001.

         The Company’s loss from AmeriCold Logistics was $3,310,695 for the three months ended March 31, 2002, compared to $1,921,200 for the three months ended March 31, 2001, an increase of $1,389,495. These losses are reduced by interest income earned on loans advanced to AmeriCold Logistics by the Company. Interest income was $373,305 for the three months ended March 31, 2002, compared to $90,000 for the three months ended March 31, 2001. This increase of $283,305 is the result of higher average loans outstanding during the current period than the prior period. Excluding interest income, the loss from AmeriCold Logistics was $3,684,000 and $2,011,200 for the three months ended March 31, 2002 and 2001 (these amounts are discussed below).

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

         The AmeriCold Logistics’ results are discussed below:

AmeriCold Logistics Results of Operations for the Three Months Ended March 31, 2002 and 2001

         The following are discussions of the results of operations of AmeriCold Logistics, the Company’s Temperature Controlled Logistics business — see the Company’s Annual Report on Form 10-K for a discussion of this business. The data below represents 100% of this business, of which the Company owns 60%. For the purpose of the discussions below, “Leased Operations” refer to operations at warehouses leased by AmeriCold Logistics and “Other Operations” refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers (“Managed Warehouses”), (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments, and (iii) Quarry Operations.

Revenues were $154,628,000 for the three months ended March 31, 2002, compared to $159,775,000 for the three months ended March 31, 2001, a decrease of $5,147,000. Revenues from Leased Operations were $105,761,000 for the three months ended March 31, 2002, compared to $108,121,000 for the three months ended March 31, 2001, a decrease of $2,360,000. Revenues from Other Operations were $48,867,000 for the three months ended March 31, 2002, compared to $51,654,000 for the three months ended March 31, 2001, a decrease of $2,787,000.

The revenue decrease in Leased Operations for the three months ended March 31, 2002, resulted from a reduction in customer inventory turns, a rate restructuring with a major customer and temporary plant shut-downs. The decrease in revenue from Other Operations is primarily a decline in Transportation Management Services due to a reduction in volume and the loss of one customer.

The gross margin for Leased Operations was $40,215,000, or 38.0% for the three months ended March 31, 2002, compared to $39,848,000, or 36.9% for the three months ended March 31, 2001, an increase of $367,000. The increase in gross margin is primarily attributable to a reduction in payroll expenses.

Operating income from Other Operations was $3,690,000 for the three months ended March 31, 2002, compared to $3,292,000 for the three months ended March 31, 2001, an increase of $398,000. The increase in operating income is attributable to reduced payroll in quarry operations.

Rent expense was $37,541,000 for the three months ended March 31, 2002, compared to $35,480,000 for the three months ended March 31, 2001. One half of this increase results from the February 2001 lease modification and the balance comes from seasonality effects.

General and administrative expenses were $8,667,000 for the three months ended March 31, 2002, compared to $8,326,000 for the three months ended March 31, 2001, an increase of $341,000. The increase resulted primarily from higher payroll expense offset by lower contract labor.

Depreciation and amortization expense was $2,873,000 for the three months ended March 31, 2002, compared to $2,187,000 for the three months ended March 31, 2001. The increase of $686,000 is primarily the result of an adjustment for changes in useful asset lives and additional equipment purchased since the prior year’s quarter.

Interest expense was $1,092,000 for the three months ended March 31, 2002, compared to $689,000 for the three months ended March 31, 2001. This $403,000 increase resulted from higher average borrowings outstanding in the current year.

Other income was $128,000 for the three months ended March 31, 2002, compared to $190,000 for the three months ended March 31, 2001, a decrease of $62,000. This decrease resulted primarily from lower cash balances and lower interest rates in the current year.

As a result of the aforementioned factors, AmeriCold Logistics’ net loss for the three months ended March 31, 2002 increased by $2,788,000 to $6,140,000. The Company’s share of this loss is $3,684,000.

         Interest and debt expense to Vornado Realty Trust was $491,000 for the three months ended March 31, 2002, compared to $601,000 for the three months ended March 31, 2001, a decrease of $110,000 which resulted primarily from interest calculated on lower LIBOR rates under the Revolving Credit Agreement with Vornado.

         As a result of the aforementioned factors, the Company had a net loss of $4,074,228 for the three months ended March 31, 2002, compared to $3,804,399 for the three months ended March 31, 2001, an increase of $269,829.

Liquidity and Capital Resources

         The Company has a $75,000,000 unsecured Revolving Credit Agreement with Vornado that expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (4.88% at March 31, 2002). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto. Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying dividends. The Company has no external sources of financing except this facility.

         During the three months ended March 31, 2002, the Company increased its note payable to Vornado by $65,000. At March 31, 2002, $43,512,000 remains available under this facility.

         During the year ended December 31, 2001, the Company made two secured loans totaling $8,940,000 to AmeriCold Logistics. The first loan, made on April 30, 2001, was $3,840,000 and is secured by a mortgage on AmeriCold Logistics’ quarries and is in addition to the $3,000,000 advanced in 2000. This loan bears interest at 12% and requires monthly payments of interest until maturity on March 31, 2002. The second loan, made on June 6, 2001, was $5,100,000 and is secured by property, plant and equipment. This loan bears interest at 14% and requires monthly payments of principal and interest of $98,933 until maturity on December 31, 2002. On March 11, 2002 all three of these loans were amended to extend the maturity date to December 31, 2004.

         AmeriCold Logistics anticipates that the Landlord may further restructure the leases to provide additional cash flow.

         During the first quarter of 2002, AmeriCold Logistics exercised its right, pursuant to the terms of its leases to defer payment of rent. AmeriCold Logistics’ current balance of deferred rent is as follows:

		The Company's
	Total	Share

Deferred during quarter ended March 31, 2002	$3,014,000	$1,808,400

Aggregate deferral at December 31, 2001	10,068,000	6,040,800

Total deferred rent at March 31, 2002	$13,082,000	$7,849,200

         On January 23, 2002, the leases with the Landlord were restructured to consolidate four of the non-encumbered leases into one non-encumbered lease. The restructuring did not affect total contractual rent due under the combined leases.

         The Company’s $6,000,000 contribution to AmeriCold Logistics in March 2000 was unmatched by the Company’s partner, whose 100% owner recently announced its intention to file for bankruptcy protection. Accordingly, the $4,000,000 contribution receivable shown in partners’ capital of the Vornado Crescent Logistics Operating Partnership’s financial statements was cancelled at December 31, 2001. In the first quarter of 2002, the Company’s $6,000,000 became a special equity contribution that has priority over the original equity amounts. The Company’s share of AmeriCold Logistics remains at 60%.

         In the aggregate, the Company’s investments do not, and for the foreseeable future, are not expected to, generate sufficient cash flow to pay all of its expenses. The Company estimates that it has adequate borrowing capacity under its credit facility to meet its cash requirements.

Cash Flows Three Months Ended March 31, 2002

         Cash flows used in operating activities of $75,000 were comprised of (i) net loss of $4,074,000 and (ii) the net change in operating assets and liabilities of $315,000, offset by (iii) a non-cash and non-operating loss from AmeriCold Logistics of $3,684,000.

         Net cash provided by investing activities of $126,000 resulted from repayments of loans to AmeriCold Logistics.

         Net cash provided by financing activities of $65,000 resulted from borrowings under the Company’s Revolving Credit Agreement with Vornado.

Cash Flows Three Months Ended March 31, 2001

         Cash flows used in operating activities of $1,631,000 were comprised of (i) a net loss of $3,804,000 and (ii) the net change in operating assets and liabilities of $616,000, offset by (iii) adjustments for non-cash and non-operating items of $2,789,000. The adjustments for non-cash and non-operating items are comprised of (i) a loss from AmeriCold Logistics of $2,011,000 and (ii) an unrealized loss from marketable securities of $778,000.

         Net cash provided by financing activities of $1,400,000 resulted from borrowings under the Company’s Revolving Credit Agreement with Vornado.

Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 was effective in July 2001 and SFAS 142 was effective in January 2002. The implementation of these standards did not have an impact on the Company’s financial statements.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe that the adoption of SFAS No. 143 will affect the Company’s financial statements.

         In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 144 provides for a single accounting model for long lived-assets to be disposed of by sale and requires discontinued operations presentation for disposals of a “component” of an entity. The implementation of this standard did not have an impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         At March 31, 2002, the Company had $31,489,000 of variable rate debt outstanding bearing interest at LIBOR plus 3.00% (4.88% at March 31, 2002). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt would result in a $315,000 increase in the Company’s annual net loss ($0.08 per basic and diluted share).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is from time to time involved in legal actions arising in the ordinary course of its business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 5. Other Information

         Crescent Operating Inc., the 100% owner of our partner in the AmeriCold Logistics joint venture, has announced its intention to file a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Subject to confirmation of a plan of reorganization and shareholder approval, it has agreed to transfer its interest in AmeriCold Logistics to an entity that will be owned by the shareholders of Crescent Real Estate Equities.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

         (b) Reports on Form 8-K.

               During the quarter ended March 31, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO OPERATING COMPANY

(Registrant)

Date: May 2, 2002	By:	/s/ Patrick T. Hogan

PATRICK T. HOGAN Vice President, Chief Financial Officer

Exhibit Index

                                   The following is a list of all exhibits filed as part of this report

Exhibit No.		Page

2.1	Assignment Agreement, dated as of December 31, 1998, between Vornado Realty Trust, as assignor, and Vornado Operating Company, assignee (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated December 31, 1998 (File No. 001-14525), as filed with the Commission on January 15, 1999)	*

2.2	Put Agreement, dated as of December 31, 1998, between Vornado Realty Trust, as grantor, and Vornado Operating Company, as grantee (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, dated December 31, 1998 (File No. 001 -14525), as filed with the Commission on January 15, 1999)	*

2.3	Asset Purchase Agreement dated as of February 26, 1999, between AmeriCold Logistics, LLC, as Purchaser, and AmeriCold Corporation, as Seller (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

2.4	Asset Purchase Agreement, dated as of March 9, 1999, between Vornado Crescent Logistics Operating Partnership, as Purchaser, and URS Logistics, Inc., as Seller (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

2.5	Asset Purchase Agreement, dated as of March 9, 1999, between AmeriCold Logistics, LLC, as Purchaser, and VC Omaha Holdings, L.L.C., as Seller (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

2.6	Asset Purchase Agreement, dated as of March 9, 1999, between AmeriCold Logistics II, LLC, as Purchaser, and VC Missouri Holdings, L.L.C., as Seller (incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

3.1	Restated Certificate of Incorporation of Vornado Operating Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-11 (File No. 333-40701), as filed with the Commission on September 28, 1998)	*

3.2	Amended and Restated Bylaws of Vornado Operating Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 001-14525), as filed with the Commission on May 9, 2000)	*

*	Incorporated by reference.

Exhibit No.		Page

4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-40701), as filed with the Commission on January 23, 1998)	*

10.1	Intercompany Agreement, dated as of October 16, 1998, between Vornado Operating Company and Vornado Realty Trust (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))	*

10.2	Credit Agreement dated as of January 1, 1999, between Vornado Operating Company and Vornado Realty L.P., together with related form of Line of Credit Note (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))	*

10.3	1998 Omnibus Stock Plan of Vornado Operating Company (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001 -14525))	*

10.4	Agreement of Limited Partnership of Vornado Operating L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))	*

10.5	Agreement, dated March 11, 1999, between Vornado Operating L.P. and COPI Temperature Controlled Logistics L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

10.6	Master Lease Agreement, dated as of April 22, 1998, between URS Real Estate, L.P., as Landlord, and URS Logistics, Inc., as Tenant (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.7	First Amendment to Master Lease Agreement, dated as of March 10, 1999, between URS Real Estate, L.P. and URS Logistics, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.7(A)	Second Amendment to Master Lease Agreement, effective as of February 22, 2001, between URS Real Estate, L.P. and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit 10.7(A) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May 11, 2001)	*

10.8	Assignment and Assumption of Master Lease, dated as of March 11, 1999, between URS Logistics, Inc. and AmeriCold Logistics II, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

*	Incorporated by reference.

Exhibit No.		Page

10.9	Master Lease Agreement, dated as of April 22, 1998, between AmeriCold Real Estate, L.P., as Landlord and AmeriCold Corporation, as Tenant (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.10	First Amendment to Master Lease Agreement, dated as of March 10, 1999, between AmeriCold Real Estate, L.P. and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.10(A)	Second Amendment to Master Lease Agreement, effective as of February 22, 2001, between AmeriCold Real Estate, L.P. and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit 10.10(A) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May 11, 2001)	*

10.11	Assignment and Assumption of Master Lease, dated as of February 28, 1999, between AmeriCold Corporation and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.12	Master Lease Agreement, dated as of March 11, 1999, between URS Logistics, Inc., as landlord, and AmeriCold Logistics II, LLC, as Tenant (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.12(A)	First Amendment to Master Lease Agreement, dated as of November 30, 1999, between AmeriCold Corporation, as successor to URS Logistics, Inc., and AmeriCold Logistics LLC.	*

10.12(B)	Second Amendment to Master Lease Agreement, effective as of February 22, 2001, between AmeriCold Corporation, as successor to URS Logistics, Inc., and AmeriCold Logistics LLC. (incorporated by reference to Exhibit 10.12(A) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May 11, 2001)	*

10.12(C)	Amendment to Master Lease Agreement, dated as of December 27, 2001, between AmeriCold Corporation, as successor to URS Logistics, Inc., and AmeriCold Logistics LLC.	*

10.13	Master Lease Agreement, dated as of February 28, 1999, between AmeriCold Corporation, as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.13(A)	First Amendment to Master Lease Agreement, dated November 30, 1999, between AmeriCold Corporation and AmeriCold Logistics, LLC.	*

*	Incorporated by reference.

Exhibit No.		Page

10.13(B)	Second Amendment to Master Lease Agreement, effective February 22, 2001, between AmeriCold Corporation and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit 10.13(A) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May 11, 2001)	*

10.13(C)	Third Amendment to Master Lease Agreement, dated as of December 27, 2001, between AmeriCold Corporation and AmeriCold Logistics, LLC.	*

10.14	Master Lease Agreement, dated as of March 11, 1999, between each of the entities listed on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.14(A)	First Amendment to Master Lease Agreement, dated as of November 30, 1999, by and among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC.	*

10.14(B)	Second Amendment to Master Lease Agreement, dated as of March 22, 2000, among each of the entities identified on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistics LLC, as Tenant (incorporated by reference to Exhibit 10.14(A) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-14525), as filed with the Commission on May 9, 2000)	*

10.14(C)	Third Amendment to Master Lease Agreement, effective as of February 22, 2001, by and among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit 10.14(B) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May 11, 2001)	*

10.14(D)	Fourth Amendment to Master Lease Agreement, dated as of December 27, 2001, by and among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC.	*

10.15	Master Lease Agreement, dated as of March 11, 1999, between VC Omaha Holdings, L.L.C. and Carmar Freezers Thomasville L.L.C., together as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.15(A)	First Amendment to Master Lease Agreement, dated as of November 30, 1999, between VC Omaha Holdings, L.L.C., and Carmar Freezers Thomasville L.L.C., together as Landlord, and AmeriCold Logistics, LLC.	*

*	Incorporated by reference.

Exhibit No.		Page

10.15(B)	Second Amendment to Master Lease Agreement, effective as of February 22, 2001, between VC Omaha Holdings, L.L.C., and Carmar Freezers Thomasville L.L.C., together as Landlord, and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit 10.15(A) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May 11, 2001)	*

10.15(C)	Third Amendment to Master Lease Agreement, dated as of December 27, 2001, between VC Omaha Holdings, L.L.C., and Carmer Freezers Thomasville L.L.C., together as Landlord, and AmeriCold Logistics, LLC.	*

10.16	Employment Agreement between Vornado Operating Company and Emanuel Pearlman, dated May 19, 2000 (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 001-14525) as filed with the Commission on August 7, 2000)	*

10.17	Amended and Restated Limited Liability Company Agreement of Transportal Network, LLC, a Delaware Limited Liability Company (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 001-14525), as filed with the Commission on August 7, 2000)	*

10.18	Consolidation of Master Lease Agreements, dated as of January 23, 2002, made among (i) VC Omaha Holdings L.L.C., and Carmar Freezers Thomasville L.L.C., together as Landlord I, (ii) VC Freezer Amarillo, L.P., VC Freezer Fremont L.L.C., VC Freezer Garden City L.L.C., VC Freezer Phoenix, L.L.C., VC Freezer Sioux Falls L.L.C., VC Freezer Springdale L.L.C., VC Freezer Russelville L.L.C., VC Freezer Texarkana L.L.C., Carmar Freezers Russelville L.L.C., VC Freezer Fort Worth L.L.C., AmeriCold Corporation, VC Freezer Kentucky L.L.C., VC Freezer Massillon, L.L.C., VC Freezer Strasburg L.L.C., VC Freezer Babcock L.L.C., together as Landlord II, (iii) AmeriCold Corporation as Landlord III, and (iv) AmeriCold Logistics, LLC as tenant.

21	Subsidiaries of Vornado Operating Company	*

23	Consent of Deloitte & Touche LLP	*

*	Incorporated by reference.