Form 10-Q
period 2002-06-30
VORNADO OPERATING CO
filed 2002-08-13
CIK 1050080

EXHIBIT INDEX ON PAGE 19

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	June 30, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-14525

VORNADO OPERATING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-3569068

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019

(Address of principal executive offices)	(Zip Code)

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

As of August 12, 2002, there were 4,068,924 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

VORNADO OPERATING COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

ASSETS

Cash and cash equivalents	$282,269	$14,653

Investment in and advances to AmeriCold Logistics	10,696,751	18,943,309

Prepaid expenses and other assets	46,116	152,961

	$11,025,136	$19,110,923

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Note, interest, and commitment fees payable to Vornado Realty Trust	$32,322,257	$31,434,682

Due to Vornado Realty Trust	77,072	87,528

Accounts payable and accrued expenses	321,729	487,737

Total liabilities	32,721,058	32,009,947

Minority interest	—	—

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and outstanding, 4,068,924 shares in each period	40,689	40,689

Additional paid-in capital	22,462,555	22,462,555

Accumulated deficit	(42,045,766)	(33,248,868)

	(19,542,522)	(10,745,624)

Accumulated other comprehensive loss	(2,153,400)	(2,153,400)

Total stockholders’ deficit	(21,695,922)	(12,899,024)

	$11,025,136	$19,110,923

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES:

Interest income	$111	$2,651	$111	$5,980

EXPENSES:

General and administrative	299,535	414,177	572,556	921,585

	(299,424)	(411,526)	(572,445)	(915,605)

Interest and debt expense to Vornado Realty Trust	(495,940)	(621,497)	(986,452)	(1,222,987)

Loss from AmeriCold Logistics	(3,927,306)	(5,811,920)	(7,238,001)	(7,733,120)

Unrealized loss from marketable securities	—	—	—	(777,630)

Loss before income tax benefit	(4,722,670)	(6,844,943)	(8,796,898)	(10,649,342)

Income tax benefit	—	—	—	—

NET LOSS	$(4,722,670)	$(6,844,943)	$(8,796,898)	$(10,649,342)

Net loss per share — basic and diluted	$(1.16)	$(1.68)	$(2.16)	$(2.62)

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,796,898)	$(10,649,342)

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss from AmeriCold Logistics	7,984,200	8,038,800

Unrealized loss from marketable securities	—	777,630

Changes in operating assets and liabilities:

Prepaid expenses and other assets	106,845	72,496

Interest and commitment fees payable on note to Vornado Realty Trust	822,575	—

Interest receivable on loans to AmeriCold Logistics	5,468	(80,000)

Accounts payable and accrued expenses	(166,008)	(130,844)

Due to Transportal Network	—	(582,194)

Due to Vornado Realty Trust	(10,456)	31,983

Net cash used in operating activities	(54,274)	(2,521,471)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in and advances to AmeriCold Logistics	—	(8,940,000)

Repayments of loans to AmeriCold Logistics	256,890	—

Net cash provided by (used in) investing activities	256,890	(8,940,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings	65,000	11,100,000

Net increase (decrease) in cash and cash equivalents	267,616	(361,471)

Cash and cash equivalents at beginning of period	14,653	589,564

Cash and cash equivalents at end of period	$282,269	$228,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash payments for interest and commitment fees	$163,877	$1,222,987

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

         Vornado Operating Company (the “Company”) holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership (“Company L.P.”). The Company is the sole general partner of, and as of June 30, 2002, owned a 90.1% partnership interest in, Company L.P. All references to the “Company” refer to Vornado Operating Company and its subsidiaries including Company L.P.

2. BASIS OF PRESENTATION

         The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

         The accompanying consolidated financial statements include the accounts of the Company and Company L.P. All significant intercompany amounts have been eliminated. The Company’s 60% interest in AmeriCold Logistics is accounted for under the equity method of accounting, as the Company does not exercise unilateral control. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company’s share of the net income or loss and cash contributions to and distributions from AmeriCold Logistics.

         Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

3. INVESTMENT IN PARTNERSHIP AND LOAN FROM VORNADO REALTY TRUST

         The Company’s investment in and advances to AmeriCold Logistics are as follows:

	June 30, 2002	December 31, 2001

AmeriCold Logistics (60% interest)	$10,696,751	$18,943,309

         In 2000 and 2001, the Company made three secured loans totaling $11,940,000 to AmeriCold Logistics. The loans are secured by mortgages on AmeriCold Logistics’ quarries and property, plant and equipment. On March 11, 2002, the loans were amended to extend the maturity dates and monthly payments to December 31, 2004.

VORNADO OPERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

         The Company’s $6,000,000 contribution to AmeriCold Logistics in March 2000 was unmatched by the Company’s partner, whose 100% owner has filed a preliminary proxy with the Securities and Exchange Commission seeking to obtain shareholder approval of a bankruptcy plan to be implemented under Chapter 11 of the United States Bankruptcy Code. Accordingly, the $4,000,000 contribution receivable shown in partners’ capital of the Vornado Crescent Logistics Operating Partnership’s (which does business under the name “AmeriCold Logistics”) consolidated financial statements was cancelled at December 31, 2001. In the first quarter of 2002, the Company’s $6,000,000 became a special equity contribution that has priority over the original equity amounts and accrues a return of 12% compounded annually from March 7, 2000. The Company’s share of AmeriCold Logistics remains at 60%. Based on the Company’s policy of recognizing revenue when earned and collection is assured or cash is received, the Company has not recognized any revenue resulting from the return on the $6,000,000.

	Loss from Investments in Partnership

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

AmeriCold Logistics (60% interest)	$(3,927,306)	$(5,811,920)	$(7,238,001)	$(7,733,120)

         The following condensed operating data represents 100% of AmeriCold Logistics’ results of operations of which the Company’s share is 60%:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$154,862,000	$159,091,000	$309,490,000	$318,866,000

Costs other than depreciation applicable to revenues	$149,767,000	$154,839,000	$298,309,000	$306,954,000

Net loss	$(7,167,000)	$(10,046,000)	$(13,307,000)	$(13,398,000)

         During the first and second quarters of 2002, AmeriCold Logistics exercised its right, pursuant to the terms of its leases, to defer payment of rent. AmeriCold Logistics’ current balance of deferred rent is as follows:

		The Company's
	Total	Share

Deferred during the quarter ended June 30, 2002	$6,240,000	$3,744,000

Deferred during the quarter ended March 31, 2002	3,014,000	1,808,400

Aggregate deferral at December 31, 2001	8,335,000	5,001,000

Total deferred rent at June 30, 2002	$17,589,000	$10,553,400

         On January 23, 2002, four of the leases with the Vornado REIT/Crescent REIT Partnership (the “Landlord”) were combined into one lease. This did not affect total contractual rent due under the combined leases.

         AmeriCold Logistics anticipates that the Landlord may further restructure the leases to provide additional cash flow. In the absence of such a restructuring, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $32,322,257 loan from Vornado Realty Trust (“Vornado”) due December 31, 2004.

VORNADO OPERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. VORNADO AGREEMENT

         The Company and Vornado have entered into an agreement (“Vornado Agreement”) pursuant to which, among other things, (a) Vornado will under certain circumstances offer the Company an opportunity to become the lessee of certain real property owned now or in the future by Vornado (under mutually satisfactory lease terms) and (b) the Company will not make any real estate investment or other REIT-Qualified Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity.

         Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado’s offices, space for the Company’s principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and reimburses Vornado for certain costs incurred and paid to third parties on behalf of the Company. The Company incurred $82,500 and $107,135 for the three months ended June 30, 2002 and 2001 and $165,000 and $206,179 for the six months ended June 30, 2002 and 2001, respectively for such services.

         Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

5. LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator:

Net loss	$(4,722,670)	$(6,844,943)	$(8,796,898)	$(10,649,342)

Denominator:

Denominator for basic loss per share - weighted average shares	4,068,924	4,068,924	4,068,924	4,068,924

Effect of dilutive securities:

Employee stock options	—	—	—	—

Denominator for diluted loss per share - adjusted weighted average shares and assumed conversions	4,068,924	4,068,924	4,068,924	4,068,924

Net loss per share — basic and diluted	$(1.16)	$(1.68)	$(2.16)	$(2.62)

VORNADO OPERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. COMPREHENSIVE LOSS

         The following table sets forth the Company’s comprehensive loss:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(4,722,670)	$(6,844,943)	$(8,796,898)	$(10,649,342)

Recognition of unrealized loss from marketable securities previously included in comprehensive loss	—	—	—	720,126

Proportionate share of other comprehensive loss of AmeriCold Logistics	—	—	—	(498,000)

Comprehensive loss	$(4,722,670)	$(6,844,943)	$(8,796,898)	$(10,427,216)

7. STOCKHOLDER PROTECTION RIGHTS PLAN

         On May 29, 2002, the Company adopted a Stockholder Protection Rights Plan (the “Plan”) and declared a dividend of one right for each outstanding share of the Company’s common stock. The dividend was paid on June 7, 2002 to stockholders of record on June 7, 2002. In addition, the Company issued one right in respect of each outstanding limited partnership unit of Company L.P. not owned by the Company. The initial issuance of the rights had no accounting or tax consequences and did not change the way in which the common stock is traded.

         The rights become exercisable after the earlier of (a) ten business days after any person commences a tender offer that would result in such person becoming the beneficial owner of 10% or more of the common stock (an “Acquiring Person”) or (b) on the first day on which any person becomes an Acquiring Person, subject to certain exceptions. Pursuant to the terms of the Plan, rights owned by an Acquiring Person will automatically become void and each other right will entitle the holder to receive, for $13.50, as adjusted under the terms of the Plan, (the “Exercise Price”), cash in an amount, or debt or other securities with value, equal to (i) the closing market price of a share of common stock on the date of exercise times (ii) the number of shares of common stock having an aggregate market value, as defined by the Plan, equal to twice the Exercise Price, or, at the Company’s discretion, the number of shares of common stock described in (ii) above.

         The rights will expire on June 7, 2012 unless they expire earlier as provided in the Plan. The Company may redeem the rights subject to certain conditions.

8. COMMITMENTS AND CONTINGENCIES

         The Company is from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

9. RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (effective January 1, 2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.

         In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the

VORNADO OPERATING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period in which it is incurred. The Company does not believe that the adoption of SFAS No. 143 will affect the Company’s consolidated financial statements.

         In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 144 provides for a single accounting model for long lived-assets to be disposed of by sale and requires discontinued operations presentation for disposals of a “component” of an entity. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.

         In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13, Accounting for Leases, be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The rescissions of SFAS No. 44 and 64 and the amendment of SFAS No. 13 did not have an impact on the Company’s consolidated financial statements. The Company does not believe that the rescission of SFAS No. 4 will affect the Company’s consolidated financial statements.

          In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe that the adoption of SFAS No. 146 will affect the Company's consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “intends,” “plans” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that might cause such a material difference include, but are not limited to: (a) the Company’s limited operating history; (b) restrictions on the Company’s business and future opportunities; (c) dependence upon Vornado Realty Trust; (d) the substantial influence of the Company’s controlling stockholders and conflicts of interest; (e) risks associated with potential investments and ability to manage those investments; (f) competition; (g) the Company’s obligations under the Revolving Credit Agreement; (h) AmeriCold Logistics’ obligations under the lease agreements with the Vornado REIT/Crescent REIT Partnership; (i) the Company’s limited financial resources; (j) dependence on key personnel; (k) potential anti-takeover effects of the Company’s charter documents, the Company’s Stockholder Protection Rights Plan and applicable law; (l) dependence on dividends and distributions of subsidiaries; (m) potential costs of compliance with environmental laws; (n) changes in the general economic climate; and (o) government regulations. For these statements, we claim protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements for the three and six months ended June 30, 2002 and 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of the Company’s significant accounting policies is included in Note 2 – Summary of Significant Accounting Policies to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

         The Company’s operations and business are subject to a variety of risks. In considering the Company’s results of operations, please read “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

         General and administrative expenses were $300,000 for the three months ended June 30, 2002, compared to $414,000 for the three months ended June 30, 2001, a decrease of $114,000. General and administrative expenses were $573,000 for the six months ended June 30, 2002, compared to $922,000 for the six months ended June 30, 2001, a decrease of $349,000. These decreases resulted primarily from lower payroll costs relating to the resignation of the Company’s former Chief Operating Officer, Emanuel Pearlman, effective June 15, 2001.

         The Company’s loss from AmeriCold Logistics was $3,927,000 for the three months ended June 30, 2002, compared to $5,812,000 for the three months ended June 30, 2001, a decrease of $1,885,000, and $7,238,000 for the six months ended June 30, 2002, compared to $7,733,000 for the six months ended June 30, 2001, a decrease of $495,000. These losses are reduced by interest income earned on loans advanced to AmeriCold Logistics by the Company. Interest income was $373,000 for the three months ended June 30, 2002, compared to $216,000 for the three months ended June 30, 2001, an increase of $157,000, and $746,000 for the six months ended June 30, 2002, compared to $306,000 for the six months ended June 30, 2001, an increase of $440,000. These increases were the result of higher average loans outstanding during the current periods. Excluding interest income, the loss from AmeriCold Logistics was $4,300,000 and $6,028,000 for the three months ended June 30, 2002 and 2001, respectively, and $7,984,000 and $8,039,000 for the six months ended June 30, 2002 and 2001, respectively. (These amounts are discussed below.)

         In the three months ended December 31, 2001, the Landlord waived its rights to collect $39,812,000 of rent (of which the Company’s share was $23,887,000) and AmeriCold Logistics recorded this forgiveness in that quarter. $25,469,000 related to 2001 and, giving effect to this item on a pro forma basis, had the forgiveness been reflected in the quarters in which the rents were originally deferred, AmeriCold Logistics’ net loss for the three and six months ended June 30, 2001 would have been $3,900,000 lower (of which the Company’s share would have been $2,340,000).

The AmeriCold Logistics’ results are discussed below:

         AmeriCold Logistics’ Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

The following are discussions of the results of operations of AmeriCold Logistics, the Company’s Temperature Controlled Logistics business (see the Company’s Annual Report on Form 10-K for a discussion of this business). The data below represents 100% of this business, of which the Company owns 60%. For the purpose of the discussions below, “Leased Operations” refer to operations at warehouses leased by AmeriCold Logistics and “Other Operations” refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers (“Managed Warehouses”), (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments, and (iii) Quarry Operations.

Certain amounts in the prior year’s discussion of AmeriCold Logistics’ results of operations have been reclassified to conform to the current year presentation.

Revenues were $154,862,000 for the three months ended June 30, 2002, compared to $159,091,000 for the three months ended June 30, 2001, a decrease of $4,229,000, and $309,490,000 for the six months ended June 30, 2002, compared to $318,866,000 for the six months ended June 30, 2001, a decrease of $9,376,000. Revenues from Leased Operations were $106,441,000 for the three months ended June 30, 2002, compared to $106,021,000 for the three months ended June 30, 2001, an increase of $420,000, and $212,202,000 for the six months ended June 30, 2002, compared to $214,142,000 for the six months ended June 30, 2001, a decrease of $1,940,000. Revenues from Other Operations were $48,421,000 for the three months ended June 30, 2002, compared to $53,070,000 for the three months ended June 30, 2001, a decrease of $4,649,000, and $97,288,000 for the six months ended June 30, 2002, compared to $104,724,000 for the six months ended June 30, 2001, a decrease of $7,436,000.

The revenue decrease in Leased Operations for the six months ended June 30, 2002 was primarily the result of a reduction in customer inventory turns, a rate restructuring with a significant customer, and temporary plant shut-downs. These aforementioned factors were partially offset in the three months ended June 30, 2002 by higher occupancy rates.

The revenue decreases in Other Operations for the three and six months ended June 30, 2002 were largely attributable to the discontinuation of Transportation Management Services business with lower margin customers and a reduction in volume, partially offset by revenue from two new warehouse management contracts in the three months ended June 30, 2002.

The gross margin for Leased Operations was $37,574,000, or 35.3%, for the three months ended June 30, 2002, compared to $38,057,000, or 35.9%, for the three months ended June 30, 2001, a decrease of $483,000, and $77,789,000, or 36.7%, for the six months ended June 30, 2002, compared to $77,905,000 or 36.4%, for the six months ended June 30, 2001, a decrease of $116,000. The decline in gross margins for the three and six months ended June 30, 2002 was primarily the result of increased insurance and workers’ compensation expenses, partially offset by a decline in labor costs and a reduction of operating supplies.

Operating income from Other Operations was $3,591,000 for the three months ended June 30, 2002, compared to $3,128,000 for the three months ended June 30, 2001, an increase of $463,000, and $7,281,000 for the six months ended June 30, 2002, compared to $6,420,000 for the six months ended June 30, 2001, an increase of $861,000. The increases were largely attributable to improved margins on Transportation Management Services and a decrease in payroll resulting from the consolidation of the Transportation Management Services business, formerly located in Portland, Oregon, into AmeriCold Logistics’ Atlanta headquarters.

Rent expense was $36,346,000 for the three months ended June 30, 2002, compared to $36,940,000 for the three months ended June 30, 2001, a decrease of $594,000, and $73,888,000 for the six months ended June 30, 2002, compared to $72,420,000 for the six months ended June 30, 2001, an increase of $1,468,000. The decrease for the quarter and the increase for the six months as compared to the prior year’s periods resulted from the contingent rent under certain leases which varies based on revenue in the applicable periods. AmeriCold Logistics currently anticipates that the $4,000,000 increase in contractual rent expense for 2002 under its leases with the Landlord will not be payable as a result of the percentage rent clauses in such leases.

In the three months ended December 31, 2001, the Landlord waived its rights to collect $39,812,000 of rent and AmeriCold Logistics recorded this forgiveness in that quarter. $25,469,000 related to 2001 and, giving effect to this item on a pro forma basis, had the forgiveness been reflected in the quarters in which the rents were originally deferred, net loss for the three and six months ended June 30, 2001 would have been $3,900,000 lower.

General and administrative expenses were $8,680,000 for the three months ended June 30, 2002, compared to $11,463,000 for the three months ended June 30, 2001, a decrease of $2,783,000, and $17,347,000 for the six months ended June 30, 2002, compared to $19,789,000 for the six months ended June 30, 2001, a decrease of $2,442,000. These decreases were primarily the result of severance costs recorded in the three months ended June 30, 2001.

Depreciation and amortization expense was $2,395,000 for the three months ended June 30, 2002, compared to $2,260,000 for the three months ended June 30, 2001, an increase of $135,000, and $5,268,000 for the six months ended June 30, 2002, compared to $4,447,000 for the six months ended June 30, 2001, an increase of $821,000. The increases for the three and six months ended June 30, 2002 were primarily due to an adjustment in the first quarter of the current year of the useful lives of certain assets and additional equipment purchases.

Interest expense was $1,026,000 for the three months ended June 30, 2002, compared to $802,000 for the three months ended June 30, 2001, an increase of $224,000, and $2,118,000 for the six months ended June 30, 2002, compared to $1,491,000 for the six months ended June 30, 2001, an increase of $627,000. These increases were largely attributable to higher average borrowings outstanding in the current year.

Other income was $115,000 for the three months ended June 30, 2002, compared to $234,000 for the three months ended June 30, 2001, a decrease of $119,000, and $244,000 for the six months ended June 30, 2002, compared to $424,000 for the six months ended June 30, 2001, a decrease of $180,000. These decreases resulted primarily from lower interest earned on outstanding cash balances in the current year.

As a result of the aforementioned factors, net loss for the three months ended June 30, 2002 decreased by $2,879,000 to $7,167,000 when compared to the prior year’s quarter. The Company’s share of this net loss is $4,300,000. Net loss for the six months ended June 30, 2002 decreased by $91,000 to $13,307,000 when compared to the prior year’s six months. The Company’s share of this net loss is $7,984,000.

                  Interest and debt expense to Vornado Realty Trust was $496,000 for the three months ended June 30, 2002, compared to $621,000 for the three months ended June 30, 2001, a decrease of $125,000, and $986,000 for the six months ended June 30, 2002, compared to $1,223,000 for the six months ended June 30, 2001, a decrease of $237,000. These decreases resulted primarily from interest calculated on lower LIBOR rates under the Revolving Credit Agreement with Vornado.

                  The Company recognized an unrealized loss from marketable securities of $778,000 in the six months ended June 30, 2001, due to an “other than temporary decline” in fair value of marketable securities available for sale.

         As a result of the aforementioned factors, the Company had a net loss of $4,723,000 for the three months ended June 30, 2002, compared to $6,845,000 for the three months ended June 30, 2001, a decrease of $2,122,000, and $8,797,000 for the six months ended June 30, 2002, compared to $10,649,000 for the six months ended June 30, 2001, a decrease of $1,852,000.

Liquidity and Capital Resources

         The Company has a $75,000,000 unsecured Revolving Credit Agreement with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (4.83% at June 30, 2002). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends. The Company currently has no external sources of financing except this facility (see paragraph below on lease restructuring for the source of repayment of the debt under this facility). At June 30, 2002, $834,000 of interest and commitment fees were unpaid, which reduces the availability under the Revolving Credit Agreement to $42,678,000.

         In 2000 and 2001, the Company made three secured loans totaling $11,940,000 to AmeriCold Logistics. The loans are secured by mortgages on AmeriCold Logistics’ quarries and property, plant and equipment. On March 11, 2002, the loans were amended to extend the maturity dates and monthly payments to December 31, 2004.

         During the first and second quarters of 2002, AmeriCold Logistics exercised its right, pursuant to the terms of its leases, to defer payment of rent. AmeriCold Logistics’ current balance of deferred rent is as follows:

		The Company's
	Total	Share

Deferred during the quarter ended June 30, 2002	$6,240,000	$3,744,000

Deferred during the quarter ended March 31, 2002	3,014,000	1,808,400

Aggregate deferral at December 31, 2001	8,335,000	5,001,000

Total deferred rent at June 30, 2002	$17,589,000	$10,553,400

         On January 23, 2002, four of the leases with the Landlord were combined into one lease. This did not affect total contractual rent due under the combined leases.

Lease Restructuring

         AmeriCold Logistics anticipates that the Landlord may further restructure the leases to provide additional cash flow. In the absence of such a restructuring, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $32,322,000 loan from Vornado due December 31, 2004.

          The Company’s $6,000,000 contribution to AmeriCold Logistics in March 2000 was unmatched by the Company’s partner, whose 100% owner has filed a preliminary proxy with the Securities and Exchange Commission seeking to obtain shareholder approval of a bankruptcy plan to be implemented under Chapter 11 of the United States Bankruptcy Code. Accordingly, the $4,000,000 contribution receivable shown in partners’ capital of the Vornado Crescent Logistics Operating Partnership’s (which does business under the name “AmeriCold Logistics”) consolidated financial statements was cancelled at December 31, 2001. In the first quarter of 2002, the Company’s $6,000,000 became a special equity contribution that has priority over the original equity amounts and accrues a return of 12% compounded annually from March 7, 2000. The Company’s share of AmeriCold Logistics remains at 60%. Based on the Company’s policy of recognizing revenue when earned and collection is assured or cash is received, the Company has not recognized any revenue resulting from the return on the $6,000,000.

         On April 30, 2002, the American Stock Exchange (“AMEX”) notified the Company that it had fallen below the AMEX’s continued listing standards because it had losses from continuing operations and/or net losses in two of its three most recent fiscal years and it had not maintained at least $2,000,000 in stockholders’ equity. The April 30, 2002 letter offered the Company an opportunity to submit a plan that would ultimately bring the Company into compliance with the AMEX’s continued listing standards. On June 6, 2002, the Company submitted a plan to the AMEX which includes the anticipated restructuring of AmeriCold Logistics’ leases with the Landlord to provide additional cash flow; the sale of non-core assets by AmeriCold Logistics; and operating improvements. After reviewing the Company’s plan, the AMEX notified the Company by letter dated July 8, 2002 that it accepted the Company’s plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. The Company will be subject to periodic review by the AMEX’s staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards could result in the Company being delisted from the AMEX. There can be no assurance that the Company will be able to achieve its plan.

         In the aggregate, the Company’s investments do not and, for the foreseeable future, are not expected to, generate sufficient cash flow to pay all of its debts and expenses. The Company estimates that it has adequate borrowing capacity under the Company’s Revolving Credit Agreement with Vornado to meet its cash requirements, but in the absence of the lease restructuring discussed above, the Company will not have a source to repay the debt under this facility.

Cash Flows for the Six Months Ended June 30, 2002

         Cash flows used in operating activities of $54,000 were comprised of (i) a net loss of $8,797,000, offset by (ii) a non-cash loss from AmeriCold Logistics of $7,984,000 and (iii) the net change in operating assets and liabilities of $759,000.

         Net cash provided by investing activities of $257,000 resulted from repayments of loans to AmeriCold Logistics.

         Net cash provided by financing activities of $65,000 resulted from borrowings under the Company’s Revolving Credit Agreement with Vornado.

Cash Flows for the Six Months Ended June 30, 2001

                  Cash flows used in operating activities of $2,521,000 were comprised of (i) a net loss of $10,649,000 and (ii) the net change in operating assets and liabilities of $689,000, offset by (iii) adjustments for non-cash and non-operating items of $8,817,000. The adjustments for non-cash and non-operating items are comprised of (i) a loss from AmeriCold Logistics of $8,039,000 and (ii) the recognition of an unrealized loss from marketable securities of $778,000.

                  Net cash used in investing activities of $8,940,000 related to the loans advanced to AmeriCold Logistics during the second quarter of 2001.

                  Net cash provided by financing activities of $11,100,000 resulted from borrowings under the Company’s Revolving Credit Agreement with Vornado.

Recently Issued Accounting Standards

         In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (effective January 1, 2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.

         In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe that the adoption of SFAS No. 143 will affect the Company’s consolidated financial statements.

         In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 144 provides for a single accounting model for long lived-assets to be disposed of by sale and requires discontinued operations presentation for disposals of a “component” of an entity. The implementation of this standard did not have an impact on the Company’s consolidated financial statements.

                  In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13, Accounting for Leases, be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The rescissions of SFAS No. 44 and 64 and the amendment of SFAS No. 13 did not have an impact on the Company’s consolidated financial statements. The Company does not believe that the rescission of SFAS No. 4 will affect the Company’s consolidated financial statements.

                   In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe that the adoption of SFAS No. 146 will affect the Company’s consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

                  At June 30, 2002, the Company had $32,322,000 of variable rate debt outstanding bearing interest at LIBOR plus 3% (4.83% at June 30, 2002). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt would result in a $323,000 increase in the Company’s annual net loss ($0.08 per basic and diluted share). The interest rates of AmeriCold Logistics’ debt outstanding at June 30, 2002 are fixed.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

                  The Company is from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

                  On May 29, 2002, the Company held its annual meeting of stockholders. The stockholders voted, in person or by proxy, for the election of two nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualified. The two nominees were approved. The results of the voting are shown below:

		Votes Cast
		Against or
Directors	Votes Cast For	Withheld

Douglas H. Dittrick	3,348,577	17,202

Richard West	3,348,623	17,156

         Because of the nature of the matters voted upon, there were no abstentions or broker non-votes.

Item 5.    Other Information

                  Effective June 6, 2002, Joseph Macnow has resumed the position of Chief Financial Officer of the Company. Patrick Hogan, the former Chief Financial Officer, has assumed other responsibilities at Vornado Realty Trust.

                  Crescent Operating, Inc., the 100% owner of our partner in the AmeriCold Logistics joint venture, has filed a preliminary proxy with the Securities and Exchange Commission seeking to obtain shareholder approval of a bankruptcy plan to be implemented under Chapter 11 of the United States Bankruptcy Code. As part of the bankruptcy plan, Crescent Operating, Inc. has agreed to transfer its interest in AmeriCold Logistics to an entity that will be owned by the shareholders of Crescent Real Estate Equities.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.
(b)	Reports on Form 8-K.
During the quarter ended June 30, 2002, Vornado Operating Company filed the following report on Form 8-K:

Period Covered (Date of
Event Reported)	Items Reported	Date Filed

May 29, 2002	Stockholder Protection Rights Agreement	June 3, 2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO OPERATING COMPANY

(Registrant)

Date: August 13, 2002	By:	/s/ Joseph Macnow

JOSEPH MACNOW Executive Vice President, Chief Financial Officer

Exhibit Index

Exhibit No.		Page

The following is a list of all exhibits filed as part of this report

2.1	Assignment Agreement, dated as of December 31, 1998, between Vornado Realty Trust, as assignor, and Vornado Operating Company, assignee (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated December 31, 1998 (File No. 001-14525), as filed with the Commission on January 15, 1999)	*

2.2	Put Agreement, dated as of December 31, 1998, between Vornado Realty Trust, as grantor, and Vornado Operating Company, as grantee (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, dated December 31, 1998 (File No. 001 -14525), as filed with the Commission on January 15, 1999)	*

2.3	Asset Purchase Agreement dated as of February 26, 1999, between AmeriCold Logistics, LLC, as Purchaser, and AmeriCold Corporation, as Seller (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

2.4	Asset Purchase Agreement, dated as of March 9, 1999, between Vornado Crescent Logistics Operating Partnership, as Purchaser, and URS Logistics, Inc., as Seller (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

2.5	Asset Purchase Agreement, dated as of March 9, 1999, between AmeriCold Logistics, LLC, as Purchaser, and VC Omaha Holdings, L.L.C., as Seller (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

2.6	Asset Purchase Agreement, dated as of March 9, 1999, between AmeriCold Logistics II, LLC, as Purchaser, and VC Missouri Holdings, L.L.C., as Seller (incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

3.1	Restated Certificate of Incorporation of Vornado Operating Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-11 (File No. 333-40701), as filed with the Commission on September 28, 1998)	*

3.2	Amended and Restated Bylaws of Vornado Operating Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 001-14525), as filed with the Commission on May 9, 2000)	*

*	Incorporated by reference.

Exhibit No.		Page

4.1	Specimen stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-11 (File No. 333-40701), as filed with the Commission on January 23, 1998)	*

4.2	Stockholder Protection Rights Agreement, dated as of May 29, 2002 (the “Rights Agreement”), between Vornado Operating Company (the “Company”) and Wachovia Bank National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise (incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A, dated June 5, 2002 (File No. 001-14525), as filed with the Commission on June 5, 2002)	*

10.1	Intercompany Agreement, dated as of October 16, 1998, between Vornado Operating Company and Vornado Realty Trust (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))	*

10.2	Credit Agreement dated as of January 1, 1999, between Vornado Operating Company and Vornado Realty L.P., together with related form of Line of Credit Note (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))	*

10.3	1998 Omnibus Stock Plan of Vornado Operating Company (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))	*

10.4	Agreement of Limited Partnership of Vornado Operating L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 001-14525))	*

10.5	Agreement, dated March 11, 1999, between Vornado Operating L.P. and COPI Temperature Controlled Logistics L.L.C. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on March 31, 1999)	*

10.6	Master Lease Agreement, dated as of April 22, 1998, between URS Real Estate, L.P., as Landlord, and URS Logistics, Inc., as Tenant (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.7	First Amendment to Master Lease Agreement, dated as of March 10, 1999, between URS Real Estate, L.P. and URS Logistics, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

*	Incorporated by reference.

Exhibit No.		Page

10.8	Second Amendment to Master Lease Agreement, effective as of February 22, 2001, between URS Real Estate, L.P. and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.7(A) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May 11, 2001)	*

10.9	Assignment and Assumption of Master Lease, dated as of March 11, 1999, between URS Logistics, Inc. and AmeriCold Logistics II, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.10	Master Lease Agreement, dated as of April 22, 1998, between AmeriCold Real Estate, L.P., as Landlord and AmeriCold Corporation, as Tenant (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.11	First Amendment to Master Lease Agreement, dated as of March 10, 1999, between AmeriCold Real Estate, L.P. and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.12	Second Amendment to Master Lease Agreement, effective as of February 22, 2001, between AmeriCold Real Estate, L.P. and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.10(A) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May 11, 2001)	*

10.13	Assignment and Assumption of Master Lease, dated as of February 28, 1999, between AmeriCold Corporation and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.14	Master Lease Agreement, dated as of March 11, 1999, between URS Logistics, Inc., as landlord, and AmeriCold Logistics II, LLC, as Tenant (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.15	Amendment to Master Lease Agreement, dated as of November 30, 1999, between URS Logistics, Inc., and AmeriCold Logistics, LLC. (incorporated by reference to Exhibit 10.12(A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)	*

*	Incorporated by reference.

Exhibit No.		Page

10.16	Second Amendment to Master Lease Agreement, effective as of February 22, 2001, between AmeriCold Corporation, as successor to URS Logistics, Inc., and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.12(A) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May 11, 2001)	*

10.17	Third Amendment to Master Lease Agreement, dated as of December 27, 2001, between AmeriCold Corporation, as successor to URS Logistics, Inc., and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.12(C) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)	*

10.18	Master Lease Agreement, dated as of February 28, 1999, between AmeriCold Corporation, as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.19	Amendment to Master Lease Agreement, dated November 30, 1999, between AmeriCold Corporation and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.13(A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)	*

10.20	Second Amendment to Master Lease Agreement, effective February 22, 2001, between AmeriCold Corporation and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.13(A) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May 11, 2001)	*

10.21	Third Amendment to Master Lease Agreement, dated as of December 27, 2001, between AmeriCold Corporation and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.13(C) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)	*

10.22	Master Lease Agreement, dated as of March 11, 1999, between each of the entities listed on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.23	Amendment to Master Lease Agreement, dated as of November 30, 1999, by and among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.14(A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)	*

*	Incorporated by reference.

Exhibit No.		Page

10.24	Second Amendment to Master Lease Agreement, dated as of March 22, 2000, among each of the entities identified on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.14(A) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 001-14525), as filed with the Commission on May 9, 2000)	*

10.25	Third Amendment to Master Lease Agreement, effective as of February 22, 2001, by and among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.14(B) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May 11, 2001)	*

10.26	Fourth Amendment to Master Lease Agreement, dated as of December 27, 2001, by and among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.14(D) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)	*

10.27	Master Lease Agreement, dated as of March 11, 1999, between VC Omaha Holdings, L.L.C. and Carmar Freezers Thomasville L.L.C., together as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)	*

10.28	Amendment to Master Lease Agreement, dated as of November 30, 1999, between VC Omaha Holdings, L.L.C., and Carmar Freezers Thomasville L.L.C., together as Landlord, and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.15(A) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)	*

10.29	Second Amendment to Master Lease Agreement, effective as of February 22, 2001, between VC Omaha Holdings, L.L.C., and Carmar Freezers Thomasville L.L.C, together as Landlord, and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.15(A) of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May 11, 2001)	*

10.30	Third Amendment to Master Lease Agreement, dated as of December 27, 2001, between VC Omaha Holdings, L.L.C., and Carmar Freezers Thomasville L.L.C., together as Landlord, and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.15(C) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)	*

*	Incorporated by reference.

Exhibit No.		Page

10.31	Amended and Restated Limited Liability Company Agreement of Transportal Network, LLC, a Delaware Limited Liability Company (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 001-14525), as filed with the Commission on August 7, 2000)	*

10.32	Consolidation of Master Lease Agreements, dated as of January 23, 2002, made among (i) VC Omaha Holdings L.L.C., and Carmar Freezers Thomasville L.L.C., together as Landlord I, (ii) VC Freezer Amarillo, L.P., VC Freezer Fremont L.L.C., VC Freezer Garden City L.L.C., VC Freezer Phoenix, L.L.C., VC Freezer Sioux Falls L.L.C., VC Freezer Springdale L.L.C., VC Freezer Russelville L.L.C., VC Freezer Texarkana L.L.C., Carmar Freezers Russelville L.L.C., VC Freezer Fort Worth L.L.C., AmeriCold Corporation, VC Freezer Kentucky L.L.C., VC Freezer Massillon, L.L.C., VC Freezer Strasburg L.L.C., VC Freezer Babcock L.L.C., together as Landlord II, (iii) AmeriCold Corporation as Landlord III, and (iv) AmeriCold Logistics, LLC as tenant (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 001-14525), as filed with the Commission on May 2, 2002)	*

*	Incorporated by reference.