Form 10-Q
period 2002-09-30
VORNADO OPERATING CO
filed 2002-11-14
CIK 1050080

                                                        EXHIBIT INDEX ON PAGE 21



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2002
                                ------------------------------------------------

                                       or

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission File Number: 001-14525
                        --------------------------------------------------------

                           VORNADO OPERATING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                                22-3569068
---------------------------------------------------    ---------------------------------------------------
   (State or other jurisdiction of incorporation                        (I.R.S. Employer
               or organization)                                       Identification Number)


      888 SEVENTH AVENUE, NEW YORK, NEW YORK                                  10019
---------------------------------------------------    ---------------------------------------------------
     (Address of principal executive offices)                               (Zip Code)

                                 (212) 894-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 [X] Yes [ ] No


As of November 1, 2002, there were 4,068,924 shares of the registrant's common stock, par value $.01 per share, outstanding.

                                      INDEX


                                                                                                   Page Number
PART I. FINANCIAL INFORMATION:

               Item 1.  Financial Statements

                        Consolidated Balance Sheets as of
                        September 30, 2002 and December 31, 2001.................................        3

                        Consolidated Statements of Operations for the
                        Three and Nine Months Ended September 30, 2002 and September 30, 2001....        4

                        Consolidated Statements of Cash Flows for the
                        Nine Months Ended September 30, 2002 and September 30, 2001..............        5

                        Notes to Consolidated Financial Statements...............................        6

                        Independent Accountants' Report .........................................       10

               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations............................       11

               Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............       16

               Item 4.  Controls and Procedures..................................................       16


PART II. OTHER INFORMATION:

               Item 1.  Legal Proceedings........................................................       17

               Item 5.  Other Information........................................................       17

               Item 6.  Exhibits and Reports on Form 8-K.........................................       17

Signatures.......................................................................................       18

Certifications...................................................................................       19

Exhibit Index....................................................................................       21

PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS


                           VORNADO OPERATING COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                                     (UNAUDITED)
                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                                         2002             2001
                                                                                     ------------     ------------
ASSETS

Cash and cash equivalents ........................................................   $    560,697     $     14,653
Investment in and advances to AmeriCold Logistics ................................      5,408,066       18,943,309
Prepaid expenses and other assets ................................................             --          152,961
                                                                                     ------------     ------------
                                                                                     $  5,968,763     $ 19,110,923
                                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note, interest, and commitment fees payable to Vornado Realty Trust ..............   $ 32,836,066     $ 31,434,682
Due to Vornado Realty Trust ......................................................         76,773           87,528
Accounts payable and accrued expenses ............................................        481,207          487,737
                                                                                     ------------     ------------
     Total liabilities ...........................................................     33,394,046       32,009,947
                                                                                     ------------     ------------
Minority interest ................................................................             --               --
                                                                                     ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and
     outstanding, 4,068,924 shares in each period ................................         40,689           40,689
Additional paid-in capital .......................................................     22,462,555       22,462,555
Accumulated deficit ..............................................................    (47,775,127)     (33,248,868)
                                                                                     ------------     ------------
                                                                                      (25,271,883)     (10,745,624)
Accumulated other comprehensive loss .............................................     (2,153,400)      (2,153,400)
                                                                                     ------------     ------------
     Total stockholders' deficit .................................................    (27,425,283)     (12,899,024)
                                                                                     ------------     ------------
                                                                                     $  5,968,763     $ 19,110,923
                                                                                     ============     ============

                 See notes to consolidated financial statements.

                           VORNADO OPERATING COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                         -----------------------------     -----------------------------
                                                             2002             2001             2002             2001
                                                         ------------     ------------     ------------     ------------
REVENUES:
     Interest income ..................................  $        524     $      2,166     $      1,034     $      8,146

EXPENSES:
     General and administrative .......................       434,349          426,945        1,006,905        1,348,530
                                                         ------------     ------------     ------------     ------------
                                                             (433,825)        (424,779)      (1,005,871)      (1,340,384)

Interest and debt expense to Vornado Realty Trust .....      (513,809)        (644,516)      (1,500,261)      (1,867,503)
Loss from AmeriCold Logistics .........................    (4,782,126)      (5,809,022)     (12,020,127)     (13,542,142)
Loss from marketable securities .......................            --               --               --         (777,630)
                                                         ------------     ------------     ------------     ------------
Loss before income tax benefit ........................    (5,729,760)      (6,878,317)     (14,526,259)     (17,527,659)

Income tax benefit                                                 --               --               --               --
                                                         ------------     ------------     ------------     ------------

NET LOSS ..............................................  $ (5,729,760)    $ (6,878,317)    $(14,526,259)    $(17,527,659)
                                                         ============     ============     ============     ============
Net loss per share -- basic and diluted ...............  $      (1.41)    $      (1.69)    $      (3.57)    $      (4.31)
                                                         ============     ============     ============     ============

                 See notes to consolidated financial statements.

                           VORNADO OPERATING COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      FOR THE NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    -----------------------------
                                                                                        2002             2001
                                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ....................................................................  $(14,526,259)    $(17,527,659)
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
         Equity in loss from AmeriCold Logistics .................................    13,539,000       14,262,600
         Loss from marketable securities .........................................            --          777,630
     Changes in operating assets and liabilities:
         Prepaid expenses and other assets .......................................       152,961           76,062
         Interest and commitment fees payable on note to Vornado Realty Trust ....     1,336,384          211,564
         Interest receivable on loans to AmeriCold Logistics .....................      (394,295)         (70,172)
         Accounts payable and accrued expenses ...................................        (6,530)         (72,129)
         Due to Transportal Network ..............................................            --         (582,194)
         Due to Vornado Realty Trust .............................................       (10,755)          15,500
                                                                                    ------------     ------------
Net cash provided by (used in) operating activities ..............................        90,506       (2,908,798)
                                                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in and advances to AmeriCold Logistics ..........................            --       (8,940,000)
     Repayments of loans to AmeriCold Logistics ..................................       390,538          123,513
                                                                                    ------------     ------------
Net cash provided by (used in) investing activities ..............................       390,538       (8,816,487)
                                                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings ....................................................        65,000       11,140,000
                                                                                    ------------     ------------

Net increase (decrease) in cash and cash equivalents .............................       546,044         (585,285)
Cash and cash equivalents at beginning of period .................................        14,653          589,564
                                                                                    ------------     ------------
Cash and cash equivalents at end of period .......................................  $    560,697     $      4,279
                                                                                    ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest and commitment fees ..............................  $    163,877     $  1,655,939
                                                                                    ============     ============

                 See notes to consolidated financial statements.

                           VORNADO OPERATING COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    ORGANIZATION

      Vornado Operating Company (the "Company") holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of September 30, 2002, owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries, including Company L.P.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

      The accompanying consolidated financial statements include the accounts of the Company and Company L.P. All significant intercompany amounts have been eliminated. The Company's 60% interest in AmeriCold Logistics is accounted for under the equity method of accounting, as the Company does not exercise unilateral control. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company's share of the comprehensive income or loss and cash distributions from AmeriCold Logistics.

      Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

3.    INVESTMENT IN AMERICOLD LOGISTICS AND LOAN FROM VORNADO REALTY TRUST

      On November 5, 2002, the Company's $6,000,000 special equity contribution to AmeriCold Logistics was converted into a loan collateralized by certain trade receivables of AmeriCold Logistics. The conversion was effective March 11, 2002. The loan bears interest of 12% and requires monthly interest payments until maturity on December 31, 2004. In the three months ended September 30, 2002, the Company recorded interest income of $400,438 as a component of the loss from AmeriCold Logistics representing interest on the loan from March 11, 2002 to September 30, 2002.

      At September 30, 2002, $17,762,375 was outstanding, including interest receivable, under the Company's previously existing secured loans to AmeriCold Logistics and the loan discussed in the paragraph above. The Company's investment in and advances to AmeriCold Logistics at September 30, 2002 reflect the amounts outstanding under the loans and capitalized acquisition costs of $125,270 reduced by $12,479,579, representing the Company's share of AmeriCold Logistics' accumulated comprehensive losses in excess of the Company's capital contributions.

                           VORNADO OPERATING COMPANY

                                  (UNAUDITED)


                                                                         Loss from AmeriCold Logistics
                                                        ---------------------------------------------------------------
                                                         For The Three Months Ended         For The Nine Months Ended
                                                                September 30,                     September 30,
                                                        -----------------------------     -----------------------------
                                                            2002             2001             2002             2001
                                                        ------------     ------------     ------------     ------------
Equity in loss from AmeriCold Logistics ..............  $ (5,554,800)    $ (6,223,800)    $(13,539,000)    $(14,262,600)
Interest on loans to AmeriCold Logistics .............       772,674          414,778        1,518,873          720,458
                                                        ------------     ------------     ------------     ------------
Loss from AmeriCold Logistics ........................  $ (4,782,126)    $ (5,809,022)    $(12,020,127)    $(13,542,142)
                                                        ============     ============     ============     ============

      The following condensed operating data represents 100% of AmeriCold Logistics' results of operations of which the Company's share is 60%:

                                       For The Three Months Ended           For The Nine Months Ended
                                              September 30,                       September 30,
                                     --------------------------------    --------------------------------
                                          2002              2001              2002              2001
                                     --------------    --------------    --------------    --------------
Revenues ..........................  $  161,669,000    $  159,905,000    $  471,159,000    $  478,771,000
                                     ==============    ==============    ==============    ==============

Costs other than depreciation
    applicable to revenues ........  $ (157,634,000)   $ (157,182,000)   $ (455,943,000)   $ (464,132,000)
                                     ==============    ==============    ==============    ==============

Net loss ..........................  $   (9,258,000)   $  (10,373,000)   $  (22,565,000)   $  (23,771,000)
                                     ==============    ==============    ==============    ==============

      During each quarter of 2002, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Vornado REIT/Crescent REIT Partnership (the "Landlord"), to defer payment of rent. AmeriCold Logistics' current balance of deferred rent is as follows:

                                                                                    The Company's
                                                                        Total           Share
                                                                    -------------   -------------
Deferred during the quarter ended September 30, 2002 ..........     $  11,347,000   $   6,808,200
Deferred during the quarter ended June 30, 2002 ...............         6,240,000       3,744,000
Deferred during the quarter ended March 31, 2002 ..............         3,014,000       1,808,400
Aggregate deferral at December 31, 2001 .......................         8,335,000       5,001,000
                                                                    -------------   -------------
Total deferred rent at September 30, 2002 .....................     $  28,936,000   $  17,361,600
                                                                    =============   =============

      On January 23, 2002, four of the leases with the Landlord were combined into one lease. This did not affect total contractual rent due under the combined leases.

      AmeriCold Logistics anticipates that the Landlord may further restructure the leases to provide additional cash flow. In the absence of such a restructuring, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $32,836,066 loan from Vornado Realty Trust ("Vornado") due December 31, 2004.

4.    VORNADO AGREEMENT

      The Company and Vornado have entered into an agreement (the "Vornado Agreement") pursuant to which, among other things, (a) Vornado will, under certain circumstances, offer the Company an opportunity to become the lessee of certain real property owned now or in the future by Vornado (under mutually satisfactory lease terms) and (b) the Company will not make any real estate investment or other REIT-Qualified Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity.

                           VORNADO OPERATING COMPANY

                                  (UNAUDITED)


      Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's offices, space for the Company's principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and reimburses Vornado for certain costs incurred and paid to third parties on behalf of the Company. For such services, the Company incurred $82,500 for each of the three months ended September 30, 2002 and 2001 and $247,500 and $288,679 for the nine months ended September 30, 2002 and 2001, respectively.

      Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

5.    LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share:

                                                  For The Three Months Ended         For The Nine Months Ended
                                                         September 30,                     September 30,
                                                 -----------------------------     -----------------------------
                                                     2002             2001             2002             2001
                                                 ------------     ------------     ------------     ------------
Numerator:
     Net loss .................................  $ (5,729,760)    $ (6,878,317)    $(14,526,259)    $(17,527,659)
                                                 ============     ============     ============     ============

Denominator:
     Denominator for basic and
     diluted loss per share - weighted
     average shares ...........................     4,068,924        4,068,924        4,068,924        4,068,924
                                                 ------------     ------------     ------------     ------------
Net loss per share - basic and diluted ........  $      (1.41)    $      (1.69)    $      (3.57)    $      (4.31)
                                                 ============     ============     ============     ============

The Company's employee stock options were anti-dilutive in the reporting periods as the Company reported net losses.

6.    COMPREHENSIVE LOSS

      The following table sets forth the Company's comprehensive loss:

                                                                    For The Three Months Ended         For The Nine Months Ended
                                                                           September 30,                     September 30,
                                                                   -----------------------------     -----------------------------
                                                                       2002             2001             2002             2001
                                                                   ------------     ------------     ------------     ------------
Net loss ........................................................  $ (5,729,760)    $ (6,878,317)    $(14,526,259)    $(17,527,659)

Recognition of loss from marketable securities previously
   included in comprehensive loss ...............................            --               --               --          720,126
Share of other comprehensive loss of AmeriCold Logistics ........            --               --               --         (498,000)
                                                                   ------------     ------------     ------------     ------------
Comprehensive loss ..............................................  $ (5,729,760)    $ (6,878,317)    $(14,526,259)    $(17,305,533)
                                                                   ============     ============     ============     ============

7.    STOCKHOLDER PROTECTION RIGHTS PLAN

      On May 29, 2002, the Company adopted a Stockholder Protection Rights Plan (the "Plan") and declared a dividend of one right for each outstanding share of the Company's common stock. The dividend was paid on June 7, 2002 to stockholders of record on June 7, 2002. In addition, the Company issued one right in respect of each outstanding limited partnership unit of Company L.P. not owned by the Company. The initial issuance of the rights had no accounting or tax consequences and did not change the way in which the common stock is traded.

                           VORNADO OPERATING COMPANY

                                  (UNAUDITED)


      The rights become exercisable after the earlier of (a) ten business days after any person commences a tender offer that would result in such person becoming the beneficial owner of 10% or more of the common stock (an "Acquiring Person") or (b) on the first day on which any person becomes an Acquiring Person, subject to certain exceptions. Pursuant to the terms of the Plan, rights owned by an Acquiring Person will automatically become void and each other right will entitle the holder to receive, for $13.50, as adjusted under the terms of the Plan (the "Exercise Price"), cash in an amount, or debt or other securities with value, equal to (i) the closing market price of a share of common stock on the date of exercise times (ii) the number of shares of common stock having an aggregate market value, as defined by the Plan, equal to twice the Exercise Price, or, at the Company's discretion, the number of shares of common stock described in (ii) above.

      The rights will expire on June 7, 2012 unless they expire earlier as provided in the Plan. The Company may redeem the rights subject to certain conditions.

8.    COMMITMENTS AND CONTINGENCIES

      The Company is from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

9.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets (effective January 1, 2002). SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. The implementation of this standard did not have an impact on the Company's consolidated financial statements.

      In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (effective January 1, 2003). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe that the adoption of this standard will affect the Company's consolidated financial statements.

      In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (effective January 1, 2002). SFAS No. 144 provides for a single accounting model for long lived-assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of an entity. The implementation of this standard did not have an impact on the Company's consolidated financial statements.

      In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13, Accounting for Leases, be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The amendment of SFAS No. 13 did not have an impact on the Company's consolidated financial statements. The Company does not believe that the rescission of SFAS No. 4 will affect the Company's consolidated financial statements.

      In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe that the adoption of this standard will affect the Company's consolidated financial statements.

                         INDEPENDENT ACCOUNTANTS' REPORT


Stockholders and Board of Directors
Vornado Operating Company
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Vornado Operating Company as of September 30, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Vornado Operating Company as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


Parsippany, New Jersey
November 14, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "intends," "plans" or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that might cause such a material difference include, but are not limited to: (a) the Company's limited operating history; (b) restrictions on the Company's business and future opportunities; (c) dependence upon Vornado Realty Trust ("Vornado"); (d) the substantial influence of the Company's controlling stockholders and conflicts of interest; (e) risks associated with potential investments and the ability to manage those investments; (f) competition; (g) the Company's obligations under the Revolving Credit Agreement with Vornado; (h) AmeriCold Logistics' obligations under the lease agreements with the Vornado REIT/Crescent REIT Partnership (the "Landlord"); (i) the Company's limited financial resources; (j) dependence on key personnel; (k) potential anti-takeover effects of the Company's charter documents, the Company's Stockholder Protection Rights Plan and applicable law; (l) dependence on dividends and distributions from subsidiaries; (m) potential costs of compliance with environmental laws; (n) changes in the general economic climate; and (o) government regulations. For these statements, we claim protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. See "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements for the three and nine months ended September 30, 2002 and 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's significant accounting policies included in Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Investments in and Advances to AmeriCold Logistics

            The Company's 60% interest in AmeriCold Logistics is accounted for under the equity method of accounting, as the Company does not exercise unilateral control. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company's share of the comprehensive income or loss and cash distributions from AmeriCold Logistics.

            The ultimate realization of the investment in and advances to AmeriCold Logistics is dependent on a number of factors including the performance of AmeriCold Logistics and further restructurings of AmeriCold Logistics' leases with the Landlord. If the Company determines that a decline in the value of AmeriCold Logistics is other than temporary, an impairment charge would be recorded.

RESULTS OF OPERATIONS

      General and administrative expenses were $434,000 for the three months ended September 30, 2002, compared to $427,000 for the three months ended September 30, 2001, an increase of $7,000. General and administrative expenses were $1,007,000 for the nine months ended September 30, 2002, compared to $1,349,000 for the nine months ended September 30, 2001, a decrease of $342,000. The increase for the three month period resulted from higher professional fees relating to the adoption of the Stockholder Protection Rights Plan, offset by lower payroll costs relating to the resignation of the Company's former Chief Operating Officer, Emanuel Pearlman, effective June 15, 2001. The decrease for the nine-month period resulted primarily from Mr. Pearlman's resignation.

      Interest and debt expense to Vornado was $514,000 for the three months ended September 30, 2002, compared to $645,000 for the three months ended September 30, 2001, a decrease of $131,000, and $1,500,000 for the nine months ended September 30, 2002, compared to $1,868,000 for the nine months ended September 30, 2001, a decrease of $368,000. These decreases resulted primarily from interest calculated at lower LIBOR rates under the Revolving Credit Agreement with Vornado.

      The Company's loss from AmeriCold Logistics was $4,782,000 for the three months ended September 30, 2002, compared to $5,809,000 for the three months ended September 30, 2001, a decrease of $1,027,000, and $12,020,000 for the nine months ended September 30, 2002, compared to $13,542,000 for the nine months ended September 30, 2001, a decrease of $1,522,000. These losses have been reduced by interest income earned on loans advanced to AmeriCold Logistics by the Company. Interest income was $773,000 for the three months ended September 30, 2002, compared to $415,000 for the three months ended September 30, 2001, an increase of $358,000, and $1,519,000 for the nine months ended September 30, 2002, compared to $721,000 for the nine months ended September 30, 2001, an increase of $798,000. These increases resulted primarily from higher average loans outstanding. Excluding interest income, the loss from AmeriCold Logistics was $5,555,000 and $6,224,000 for the three months ended September 30, 2002 and 2001, respectively, and $13,539,000 and $14,263,000 for the nine months ended September 30, 2002 and 2001, respectively. These amounts are discussed below.

      In the three months ended December 31, 2001, the Landlord waived its rights to collect $39,812,000 of rent (of which the Company's share was $23,887,000) and AmeriCold Logistics recorded this forgiveness in that quarter. $25,469,000 related to 2001 and, giving effect to this item on a pro forma basis, had the forgiveness been reflected in the quarters in which the rents were originally deferred, AmeriCold Logistics' net loss for the three and nine months ended September 30, 2001 would have been $8,852,000 and $12,752,000 lower, respectively (of which the Company's share would have been $5,311,000 and $7,651,000, respectively).

      AMERICOLD LOGISTICS' RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

            The following is a discussion of the results of operations of AmeriCold Logistics, the Company's Temperature Controlled Logistics business (see the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a discussion of this business). The data below represents 100% of this business, of which the Company owns 60%. For the purpose of the discussions below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers ("Managed Warehouses"), (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments, and (iii) Quarry Operations.

            Certain amounts in the prior year's discussion of AmeriCold Logistics' results of operations have been reclassified to conform to the current year presentation.

                  Revenues were $161,669,000 for the three months ended
            September 30, 2002, compared to $159,905,000 for the three months ended September 30, 2001, an increase of $1,764,000, and $471,159,000 for the nine months ended September 30, 2002, compared to $478,771,000 for the nine months ended September 30, 2001, a decrease of $7,612,000. Revenues from Leased Operations were $110,342,000 for the three months ended September 30, 2002, compared to $110,002,000 for the three months ended September 30, 2001, an increase of $340,000, and $322,544,000 for the nine months ended September 30, 2002, compared to $324,144,000 for the nine months ended September 30, 2001, a decrease of $1,600,000. Revenues from Other Operations were $51,327,000 for the three months ended September 30, 2002, compared to $49,903,000 for the three months ended September 30, 2001, an increase of $1,424,000, and $148,615,000 for the nine months ended September 30, 2002, compared to $154,627,000 for the nine months ended September 30, 2001, a decrease of $6,012,000.

                  The revenue decrease in Leased Operations for the nine months ended September 30, 2002 was primarily the result of a reduction in customer inventory turns, a rate restructuring with a significant customer, and temporary plant shut-downs. Higher occupancy rates offset these factors in the three months ended September 30, 2002.

                  The revenue decrease in Other Operations for the nine months ended September 30, 2002 was largely attributable to the discontinuation of Transportation Management Services business with lower margin customers and a reduction in volume. New warehouse management contracts offset the effect of the discontinuation of the above mentioned services in the three months ended September 30, 2002.

                  The gross margin for Leased Operations was $35,951,000, or
            32.6%, for the three months ended September 30, 2002, compared to $38,246,000, or 34.8%, for the three months ended September 30, 2001, a decrease of $2,295,000, and $113,740,000, or 35.3%, for the nine months ended September 30, 2002, compared to $116,151,000 or 35.8%, for the nine months ended September 30, 2001, a decrease of $2,411,000. These declines in gross margin were primarily the result of increased insurance, workers' compensation and labor costs.

                  Operating income from Other Operations was $4,021,000 for the three months ended September 30, 2002, compared to $3,973,000 for the three months ended September 30, 2001, an increase of $48,000, and $11,302,000 for the nine months ended September 30, 2002, compared to $10,393,000 for the nine months ended September 30, 2001, an increase of $909,000. These increases were largely attributable to improved margins on Transportation Management Services and a decrease in payroll resulting from the consolidation of the Transportation Management Services business, formerly located in Portland, Oregon, into AmeriCold Logistics' Atlanta headquarters.

                  Rent expense was $35,936,000 for the three months ended
            September 30, 2002, compared to $39,485,000 for the three months ended September 30, 2001, a decrease of $3,549,000, and $109,824,000 for the nine months ended September 30, 2002, compared to $111,905,000 for the nine months ended September 30, 2001, a decrease of $2,081,000. These decreases resulted from the contingent rent under certain leases, which varies based on revenue in the applicable periods. AmeriCold Logistics currently anticipates that the $4,000,000 increase in contractual rent expense from $146,000,000 to $150,000,000 for 2002 under its leases with the
            Landlord will not be payable as a result of the percentage rent clauses in such leases.

                  In the three months ended December 31, 2001, the Landlord
            waived its rights to collect $39,812,000 of rent and AmeriCold Logistics recorded this forgiveness in that quarter. $25,469,000 related to 2001 and, giving effect to this item on a pro forma basis, had the forgiveness been reflected in the quarters in which the rents were originally deferred, net loss for the three and nine months ended September 30, 2001 would have been $8,852,000 and $12,752,000 lower, respectively.

                  General and administrative expenses were $9,272,000 for the three months ended September 30, 2002, compared to $9,743,000 for the three months ended September 30, 2001, a decrease of $471,000, and $26,619,000 for the nine months ended September 30, 2002, compared to $29,532,000 for the nine months ended September 30, 2001, a decrease of $2,913,000. These decreases were primarily the result of severance costs recorded in the second and third quarters of 2001.

                  Depreciation and amortization expense was $2,606,000 for the three months ended September 30, 2002, compared to $2,332,000 for the three months ended September 30, 2001, an increase of $274,000, and $7,874,000 for the nine months ended September 30, 2002, compared to $6,779,000 for the nine months ended September 30, 2001, an increase of $1,095,000. These increases were primarily due to an adjustment in the first quarter of the current year of the useful lives of certain assets and additional equipment purchases.

                  Interest expense was $1,521,000 for the three months ended
            September 30, 2002, compared to $1,393,000 for the three months ended September 30, 2001, an increase of $128,000, and $3,639,000 for the nine months ended September 30, 2002, compared to $2,884,000 for the nine months ended September 30, 2001, an increase of $755,000. These increases were primarily the result of higher average borrowings outstanding in the current year.

                  Other income was $105,000 for the three months ended September
            30, 2002, compared to $361,000 for the three months ended September 30, 2001, a decrease of $256,000, and $349,000 for the nine months ended September 30, 2002, compared to $785,000 for the nine months ended September 30, 2001, a decrease of $436,000. These decreases resulted primarily from lower interest earned on outstanding cash balances in the current year.

                  As a result of the aforementioned factors, net loss for the three months ended September 30, 2002 decreased by $1,115,000 to $9,258,000 when compared to the prior year's quarter. The Company's share of this net loss is $5,555,000. Net loss for the nine months ended September 30, 2002 decreased by $1,206,000 to $22,565,000 when compared to the prior year's nine months. The Company's share of this net loss is $13,539,000.

----------
      The Company recognized a loss from marketable securities of $778,000 in the nine months ended September 30, 2001, due to an "other than temporary decline" in the fair value of marketable securities classified as available for sale.

      As a result of the aforementioned factors, the Company had a net loss of $5,730,000 for the three months ended September 30, 2002, compared to $6,878,000 for the three months ended September 30, 2001, a decrease of $1,148,000, and $14,526,000 for the nine months ended September 30, 2002, compared to $17,528,000 for the nine months ended September 30, 2001, a decrease of $3,002,000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has a $75,000,000 unsecured Revolving Credit Agreement with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (4.81% at September 30, 2002). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying dividends. The Company currently has no external sources of financing except this facility (see paragraph below on lease restructuring for the source of repayment of the debt under this facility). At September 30, 2002, $1,348,000 of interest and commitment fees were unpaid, which reduces the availability under the Revolving Credit Agreement to $42,164,000.

      On November 5, 2002, the Company's $6,000,000 special equity contribution to AmeriCold Logistics was converted into a loan collateralized by certain trade receivables of AmeriCold Logistics. The conversion was effective March 11, 2002. The loan bears interest of 12% and requires monthly interest payments until maturity on December 31, 2004. In the three months ended September 30, 2002, the Company recorded interest income of $400,000 as a component of the loss from AmeriCold Logistics representing interest on the loan from March 11, 2002 to September 30, 2002.

      At September 30, 2002, $17,762,000 was outstanding, including interest receivable, under the Company's previously existing secured loans to AmeriCold Logistics and the loan discussed in the paragraph above. The Company's investment in and advances to AmeriCold Logistics at September 30, 2002 reflect the amounts outstanding under the loans and capitalized acquisition costs of $125,000 reduced by $12,479,000, representing the Company's share of AmeriCold Logistics' accumulated comprehensive losses in excess of the Company's capital contributions.

      During each quarter of 2002, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer payment of rent. AmeriCold Logistics' current balance of deferred rent is as follows:

                                                                                The Company's
                                                                  Total             Share
                                                               -------------    -------------
Deferred during the quarter ended September 30, 2002.........  $  11,347,000    $   6,808,200
Deferred during the quarter ended June 30, 2002..............      6,240,000        3,744,000
Deferred during the quarter ended March 31, 2002.............      3,014,000        1,808,400
Aggregate deferral at December 31, 2001......................      8,335,000        5,001,000
                                                               -------------    -------------
Total deferred rent at September 30, 2002....................  $  28,936,000    $  17,361,600
                                                               =============    =============

      On January 23, 2002, four of the leases with the Landlord were combined into one lease. This did not affect total contractual rent due under the combined leases.

Lease Restructuring

      AmeriCold Logistics anticipates that the Landlord may further restructure the leases to provide additional cash flow. In the absence of such a restructuring, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $32,836,000 loan from Vornado due December 31, 2004.

      On April 30, 2002, the American Stock Exchange ("AMEX") notified the Company that it had fallen below the AMEX's continued listing standards because it had losses from continuing operations and/or net losses in two of its three most recent fiscal years and it had not maintained at least $2,000,000 in stockholders' equity. The April 30, 2002 letter offered the Company an opportunity to submit a plan that would ultimately bring the Company into compliance with the AMEX's continued listing standards. On June 6, 2002, the Company submitted a plan to the AMEX which includes the anticipated restructuring of AmeriCold Logistics' leases with the Landlord to provide additional cash flow; the sale of non-core assets by AmeriCold Logistics; and operating improvements. After reviewing the Company's plan, the AMEX notified the Company by letter dated July 8, 2002 that it accepted the Company's plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. The Company is subject to periodic reviews by the AMEX's staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards could result in the Company being delisted from the AMEX. There can be no assurance that the Company will be able to achieve its plan.

      In the aggregate, the Company's investments do not and, for the foreseeable future, are not expected to, generate sufficient cash flow to pay all of its debts and expenses. The Company estimates that it has adequate borrowing capacity under the Company's Revolving Credit Agreement with Vornado to meet its cash requirements, but in the absence of the lease restructuring discussed above, the Company will not have a source to repay the debt under this facility.

Cash Flows for the Nine Months Ended September 30, 2002

      Net cash provided by operating activities of $91,000 was comprised of (i) a net loss of $14,526,000 offset by (ii) a non-cash loss from AmeriCold Logistics of $13,539,000 and (iii) the net change in operating assets and liabilities of $1,078,000.

      Net cash provided by investing activities of $391,000 resulted from repayments of loans to AmeriCold Logistics.

      Net cash provided by financing activities of $65,000 resulted from borrowings under the Company's Revolving Credit Agreement with Vornado.

Cash Flows for the Nine Months Ended September 30, 2001

      Net cash used in operating activities of $2,909,000 was comprised of (i) a net loss of $17,528,000 and (ii) the net change in operating assets and liabilities of $421,000, offset by (iii) adjustments for non-cash and non-operating items of $15,040,000. The adjustments for non-cash and non-operating items are comprised of (i) equity in the loss from AmeriCold Logistics of $14,262,000 and (ii) a loss from marketable securities of $778,000.

      Net cash used in investing activities of $8,816,000 resulted from $8,940,000 of loans advanced to AmeriCold Logistics during the second quarter of 2001 offset by $124,000 of repayments of those loans.

      Net cash provided by financing activities of $11,140,000 resulted from borrowings under the Company's Revolving Credit Agreement with Vornado.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At September 30, 2002, the Company had $32,836,000 of variable rate debt outstanding bearing interest at LIBOR plus 3% (4.81% at September 30, 2002). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt would result in a $328,000 increase in the Company's annual net loss ($.08 per basic and diluted share). The interest rates of AmeriCold Logistics' debt outstanding at September 30, 2002 are fixed.

ITEM 4. CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of Vornado Operating Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

ITEM 5. OTHER INFORMATION

      Effective June 6, 2002, Joseph Macnow resumed the position of Chief Financial Officer of the Company. Patrick Hogan, the former Chief Financial Officer, assumed other responsibilities at Vornado Realty Trust.

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

(b)   Reports on Form 8-K.

      During the quarter ended September 30, 2002, the Company did not file any reports on Form 8-K.

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




                                              VORNADO OPERATING COMPANY
                                      ------------------------------------------
                                                    (Registrant)




Date: November 14, 2002           By:             /s/ Joseph Macnow
                                      ------------------------------------------
                                                    JOSEPH MACNOW
                                        Executive Vice President - Finance and
                                      Administration and Chief Financial Officer

                                  CERTIFICATION


      I, Steven Roth, Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Vornado Operating Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                                  /s/  STEVEN ROTH
                                                  ------------------------------
                                                  Name:  Steven Roth
                                                  Title: Chief Executive Officer

                                  CERTIFICATION


      I, Joseph Macnow, Executive Vice President - Finance and Administration and Chief Financial Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Vornado Operating Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



                                               /s/  JOSEPH MACNOW
                                               ---------------------------------
                                               Name:  Joseph Macnow
                                               Title: Executive Vice President -
                                               Finance and Administration and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.

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

----------
*     Incorporated by reference.

EXHIBIT NO.

        4.2        Stockholder Protection Rights Agreement, dated as of May 29, 2002 (the "Rights            *
                   Agreement"), between Vornado Operating Company (the "Company") and Wachovia Bank
                   National Association, as Rights Agent, including as Exhibit A the forms of Rights
                   Certificate and of Election to Exercise (incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A, dated June 5, 2002 (File No.
                   001-14525), as filed with the Commission on June 5, 2002)

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

        10.7       First Amendment to Master Lease Agreement, dated as of March 10, 1999, between            *
                   URS Real Estate, L.P. and URS Logistics, Inc. (incorporated by reference to
                   Exhibit 10.3 of the Company's Current Report on Form 8-K/A, dated March 12, 1999
                   (File No. 001-14525), as filed with the Commission on May 26, 1999)

        10.8       Second Amendment to Master Lease Agreement, effective as of February 22, 2001,            *
                   between URS Real Estate, L.P. and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.7(A) of the Company's Quarterly Report on Form 10-Q for
                   the quarter ended March 31, 2001 (File No. 001-14525), as filed with the
                   Commission on May 11, 2001)

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

----------
*     Incorporated by reference.

EXHIBIT NO.

        10.11      First Amendment to Master Lease Agreement, dated as of March 10, 1999, between            *
                   AmeriCold Real Estate, L.P. and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K/A, dated
                   March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26,
                   1999)

        10.12      Second Amendment to Master Lease Agreement, effective as of February 22, 2001,            *
                   between AmeriCold Real Estate, L.P. and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.10(A) of the Company's Quarterly Report on Form 10-Q for
                   the quarter ended March 31, 2001 (File No. 001-14525), as filed with the
                   Commission on May 11, 2001)

        10.13      Assignment and Assumption of Master Lease, dated as of February 28, 1999, between         *
                   AmeriCold Corporation and AmeriCold Logistics, LLC (incorporated by reference to
                   Exhibit 10.7 of the Company's Current Report on Form 8-K/A, dated March 12, 1999
                   (File No. 001-14525), as filed with the Commission on May 26, 1999)

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

        10.15      Amendment to Master Lease Agreement, dated as of November 30, 1999, between URS           *
                   Logistics, Inc., and AmeriCold Logistics, LLC. (incorporated by reference to
                   Exhibit 10.12(A) of the Company's Annual Report on Form 10-K for the year ended
                   December 31, 2001 (File No. 001-14525), as filed with the Commission on March 14,
                   2002)

        10.16      Second Amendment to Master Lease Agreement, effective as of February 22, 2001,            *
                   between AmeriCold Corporation, as successor to URS Logistics, Inc., and AmeriCold
                   Logistics, LLC (incorporated by reference to Exhibit 10.12(A) of the Company's
                   Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No.
                   001-14525), as filed with the Commission on May 11, 2001)

        10.17      Third Amendment to Master Lease Agreement, dated as of December 27, 2001, between         *
                   AmeriCold Corporation, as successor to URS Logistics, Inc., and AmeriCold
                   Logistics, LLC (incorporated by reference to Exhibit 10.12(C) of the Company's
                   Annual Report on Form 10-K for the year ended December 31, 2001 (File No.
                   001-14525), as filed with the Commission on March 14, 2002)

        10.18      Master Lease Agreement, dated as of February 28, 1999, between AmeriCold                  *
                   Corporation, as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K/A, dated
                   March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26,
                   1999)

        10.19      Amendment to Master Lease Agreement, dated November 30, 1999, between AmeriCold           *
                   Corporation and AmeriCold Logistics, LLC (incorporated by reference to Exhibit
                   10.13(A) of the Company's Annual Report on Form 10-K for the year ended December
                   31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)

----------
*     Incorporated by reference.

EXHIBIT NO.

        10.20      Second Amendment to Master Lease Agreement, effective February 22, 2001, between          *
                   AmeriCold Corporation and AmeriCold Logistics, LLC (incorporated by reference to
                   Exhibit 10.13(A) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May
                   11, 2001)

        10.21      Third Amendment to Master Lease Agreement, dated as of December 27, 2001, between         *
                   AmeriCold Corporation and AmeriCold Logistics, LLC (incorporated by reference to
                   Exhibit 10.13(C) of the Company's Annual Report on Form 10-K for the year ended
                   December 31, 2001 (File No. 001-14525), as filed with the Commission on March 14,
                   2002)

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

        10.23      Amendment to Master Lease Agreement, dated as of November 30, 1999, by and among          *
                   each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC (incorporated by reference to Exhibit
                   10.14(A) of the Company's Annual Report on Form 10-K for the year ended December
                   31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)

        10.24      Second Amendment to Master Lease Agreement, dated as of March 22, 2000, among             *
                   each of the entities identified on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit
                   10.14(A) of the Company's Quarterly Report on Form 10-Q for the quarter ended
                   March 31, 2000 (File No. 001-14525), as filed with the Commission on May 9, 2000)

        10.25      Third Amendment to Master Lease Agreement, effective as of February 22, 2001, by          *
                   and among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC (incorporated by reference to
                   Exhibit 10.14(B) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May
                   11, 2001)

        10.26      Fourth Amendment to Master Lease Agreement, dated as of December 27, 2001, by and         *
                   among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC (incorporated by reference to Exhibit
                   10.14(D) of the Company's Annual Report on Form 10-K for the year ended December
                   31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)

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

        10.28      Amendment to Master Lease Agreement, dated as of November 30, 1999, between VC            *
                   Omaha Holdings, L.L.C., and Carmar Freezers Thomasville L.L.C., together as
                   Landlord, and AmeriCold Logistics, LLC (incorporated by reference to Exhibit
                   10.15(A) of the Company's Annual Report on Form 10-K for the year ended December
                   31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)

----------
*     Incorporated by reference.

EXHIBIT NO.

        10.29      Second Amendment to Master Lease Agreement, effective as of February 22, 2001,            *
                   between VC Omaha Holdings, L.L.C., and Carmar Freezers Thomasville L.L.C,
                   together as Landlord, and AmeriCold Logistics, LLC (incorporated by reference to
                   Exhibit 10.15(A) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May
                   11, 2001)

        10.30      Third Amendment to Master Lease Agreement, dated as of December 27, 2001, between         *
                   VC Omaha Holdings, L.L.C., and Carmer Freezers Thomasville L.L.C., together as
                   Landlord, and AmeriCold Logistics, LLC (incorporated by reference to Exhibit
                   10.15(C) of the Company's Annual Report on Form 10-K for the year ended December
                   31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)

        10.31      Amended and Restated Limited Liability Company Agreement of Transportal Network,          *
                   LLC, a Delaware Limited Liability Company (incorporated by reference to Exhibit
                   10.17 of the Company's Quarterly Report on Form 10-Q for the period ended June
                   30, 2000 (File No. 001-14525), as filed with the Commission on August 7, 2000)

        10.32      Consolidation of Master Lease Agreements, dated as of January 23, 2002, made              *
                   among (i) VC Omaha Holdings L.L.C., and Carmar Freezers Thomasville L.L.C.,
                   together as Landlord I, (ii) VC Freezer Amarillo, L.P., VC Freezer Fremont
                   L.L.C., VC Freezer Garden City L.L.C., VC Freezer Phoenix, L.L.C., VC Freezer
                   Sioux Falls L.L.C., VC Freezer Springdale L.L.C., VC Freezer Russelville L.L.C.,
                   VC Freezer Texarkana L.L.C., Carmar Freezers Russelville L.L.C., VC Freezer Fort
                   Worth L.L.C., AmeriCold Corporation, VC Freezer Kentucky L.L.C., VC Freezer
                   Massillon, L.L.C., VC Freezer Strasburg L.L.C., VC Freezer Babcock L.L.C.,
                   together as Landlord II, (iii) AmeriCold Corporation as Landlord III, and (iv)
                   AmeriCold Logistics, LLC as tenant (incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002
                   (File No. 001-14525), as filed with the Commission on May 2, 2002)

        10.33      Secured Promissory Note from AmeriCold Logistics, LLC to Vornado Operating L.P., effective as of March 11, 2002

        10.34      Security Agreement by and between AmeriCold Logistics, LLC and Vornado Operating
                   L.P., dated March 11, 2002

        10.35      Consent of Vornado Operating L.P. and COPI Cold Storage L.L.C., dated November 5,
                   2002

        15.1       Letter of Deloitte & Touche LLP regarding unaudited interim financial information

----------
*     Incorporated by reference.