Form 10-K
period 2002-12-31
VORNADO OPERATING CO
filed 2003-03-25
CIK 1050080

                                                        EXHIBIT INDEX ON PAGE 67

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      DECEMBER 31, 2002
                          -----------------------------------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________

Commission file number:    001-14525
                       ---------------------------------------------------------

                            VORNADO OPERATING COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   22-3569068
-------------------------------------------      -------------------------------
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                      Identification No.)

  888 SEVENTH AVENUE, NEW YORK, NEW YORK                      10019
-------------------------------------------      -------------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (212) 894-7000
                                                    ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

Common Stock, par value $.01                  American Stock Exchange
per share

Stock purchase rights                         American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). YES [ ] NO[X]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant as of June 28, 2002, was $3,135,166.

As of February 1, 2003, there were 4,068,924 shares of the registrant's common stock, par value $.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Proxy Statement for Annual Meeting of Stockholders to be held on May 28, 2003.

                                            TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
PART I...........................................................................................................    3
   ITEM 1.   Business............................................................................................    3
   ITEM 2.   Properties..........................................................................................   11
   ITEM 3.   Legal Proceedings...................................................................................   11
   ITEM 4.   Submission of Matters to a Vote of Security Holders.................................................   11
             Executive Officers of the Registrant................................................................   12
PART II..........................................................................................................   13
   ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............................   13
   ITEM 6.   Selected Financial Data.............................................................................   14
   ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............   15
   ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk..........................................   22
   ITEM 8.   Financial Statements and Supplementary Data.........................................................   24
   ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................   24
PART III.........................................................................................................   41
   ITEM 10.  Directors and Executive Officers of the Registrant(1)...............................................   41
   ITEM 11.  Executive Compensation(1)...........................................................................   41
   ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
             Matters(1)..........................................................................................   41
   ITEM 13.  Certain Relationships and Related Transactions(1)...................................................   42
   ITEM 14.  Controls and Procedures............................................................................    42
PART IV..........................................................................................................   43
   ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................   43
SIGNATURES.......................................................................................................   44
CERTIFICATIONS...................................................................................................   45

(1)These items are omitted in part or in whole because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2002, which is incorporated by reference herein. Information relating to executive officers of the Registrant appears on page 12 of this Annual Report on Form 10-K.

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "believes", "expects", "anticipates", "estimates", "intends", "plans" or similar expressions in this Annual Report on Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict. Factors that might cause such a material difference include, but are not limited to: (a) the Company's limited operating history; (b) restrictions on the Company's business and future opportunities; (c) dependence upon Vornado Realty Trust ("Vornado"); (d) the substantial influence of the Company's controlling stockholders and conflicts of interest; (e) bankruptcy of the Company's joint venture partner, Crescent Operating, Inc.; (f) risks associated with potential investments and ability to manage those investments; (g) competition; (h) the Company's obligations under the Revolving Credit Agreement with Vornado; (i) AmeriCold Logistics' obligations under the lease agreements with the Vornado REIT/Crescent REIT Partnership; (j) the Company's limited financial resources; (k) dependence on key personnel; (l) potential anti-takeover effects of the Company's charter documents, the Company's Stockholder Protection Rights Plan and applicable law;
(m) dependence on distributions from subsidiaries; (n) potential costs of compliance with environmental laws; (o) changes in the general economic climate; and (p) government regulations.

         For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on the Company's behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this paragraph. The Company does not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

                                     PART I.

ITEM 1.  BUSINESS

GENERAL

         On October 16, 1998, Vornado Realty L.P. (the "Operating Partnership"), a subsidiary of Vornado Realty Trust ("Vornado"), made a distribution of one share of common stock, par value $.01 per share (the "Common Stock"), of Vornado Operating Company, a Delaware corporation (the "Company"), for each 20 units of limited partnership interest of the Operating Partnership (including the units owned by Vornado) held of record as of the close of business on October 9, 1998, and Vornado in turn made a distribution of the Common Stock it received to the holders of its common shares of beneficial interest.

         The Company was incorporated on October 30, 1997 as a wholly owned subsidiary of Vornado. In order to maintain its status as a real estate investment trust ("REIT") for federal income tax purposes, Vornado is required to focus principally on investments in real estate assets. Accordingly, Vornado is prevented from owning certain assets and conducting certain activities that would be inconsistent with its status as a REIT. The Company was formed to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. The Company is intended to function principally as an operating company, in contrast to Vornado's principal focus on investments in real estate assets. The Company is able to do so because it is taxable as a regular "C" corporation rather than as a REIT.

         The Company operates businesses conducted at properties it leases from Vornado or entities partially owned by Vornado, as contemplated by the agreement, dated as of October 16, 1998, between the Company and Vornado (the "Vornado Agreement"), referred to below. The Company expects to rely on Vornado to identify business opportunities for the Company and currently expects that those opportunities will relate in some manner to Vornado and its real estate investments rather than to unrelated businesses.

         The principal executive offices of the Company are located at 888 Seventh Avenue, New York, New York 10019, and its telephone number at that location is (212) 894-7000.

VORNADO AGREEMENT AND CHARTER PURPOSE CLAUSES

         Pursuant to the Vornado Agreement, among other things, (a) Vornado will, under certain circumstances, offer the Company an opportunity to become the lessee of certain real property owned now or in the future by Vornado (under mutually satisfactory lease terms) and (b) the Company will not make any real estate investment or other REIT-Qualified Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity.

         More specifically, the Vornado Agreement requires, subject to certain terms, that Vornado provide the Company with an opportunity (a "Tenant Opportunity") to become the lessee of any real property owned now or in the future by Vornado if Vornado determines in its sole discretion that, consistent with Vornado's status as a REIT, it is required to enter into a "master" lease arrangement with respect to such property and that the Company is qualified to act as lessee thereof. In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or a group of related properties or projects) is leased to a single lessee. Under the Vornado Agreement, the Company and Vornado will negotiate with each other on an exclusive basis for 30 days regarding the terms and conditions of the lease in respect of each Tenant Opportunity. If a mutually satisfactory agreement cannot be reached within the 30-day period, Vornado may for a period of one year thereafter enter into a binding agreement with respect to such Tenant Opportunity with any third party on terms no more favorable to the third party than the terms last offered to the Company. If Vornado does not enter into a binding agreement with respect to such Tenant Opportunity within such one-year period, Vornado must again offer the Tenant Opportunity to the Company in accordance with the procedures specified above prior to offering such Tenant Opportunity to any other party.

         In addition, the Vornado Agreement prohibits the Company from making
(i) any investment in real estate (including the provision of services related to real estate, real estate mortgages, real estate derivatives or entities that invest in the foregoing) or (ii) any other REIT-Qualified Investment, unless it has provided written notice to Vornado of the material terms and conditions of the investment opportunity and Vornado has determined not to pursue such investment either by providing written notice to the Company rejecting the opportunity within ten days from the date of receipt of notice of the opportunity or by allowing such ten-day period to lapse. As used herein, "REIT-Qualified Investment" means an investment from which at least 95% of the gross income would qualify under the 95% gross income test set forth in Section 856(c)(2) of the Internal Revenue Code of 1986, as amended (the "Code") (or could be structured to so qualify), and the ownership of which would not cause Vornado to violate the asset limitations set forth in Section 856(c)(4) of the Code (or could be structured not to cause Vornado to violate the Section 856(c)(4) limitations); provided, however, that "REIT-Qualified Investment" does not include an investment in government securities, cash or cash items (as defined for purposes of Section 856(c)(4) of the Code), money market funds, certificates of deposit, commercial paper having a maturity of not more than 90 days, bankers' acceptances or the property transferred to the Company by the Operating Partnership. The Vornado Agreement also requires the Company to assist Vornado in structuring and consummating any such investment which Vornado elects to pursue, on terms determined by Vornado. In addition, the Company has agreed to notify Vornado of, and make available to Vornado, investment opportunities developed by the Company or of which the Company becomes aware but is unable or unwilling to pursue.

         Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's offices, space for the Company's principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and reimburses Vornado for certain costs incurred and paid to third parties on behalf of the Company. For such services, the Company incurred $330,000, $371,000 and $330,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

         Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

         The Company's restated certificate of incorporation (the "Charter") specifies that one of its corporate purposes is to perform under the Vornado Agreement and, for so long as the Vornado Agreement remains in effect, prohibits the Company from making any real estate investment or other REIT-Qualified Investment without first offering the opportunity to Vornado in the manner specified in the Vornado Agreement.

VORNADO OPERATING L.P. AND INTERSTATE PROPERTIES

         The Company holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of and, as of December 31, 2002, owned a 90.1% partnership interest in Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries including Company L.P.

         Interstate Properties, a New Jersey general partnership ("Interstate"), and its three partners -- Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado) and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company) -- beneficially owned, in the aggregate, a 9.9% limited partnership interest in Company L.P. and 7.9% of the Common Stock of the Company (excluding shares underlying stock appreciation rights ("SARs") held by Messrs. Roth and Wight for this purpose) as of December 31, 2002. Interstate has the right to have its limited partnership interest in Company L.P. redeemed by Company L.P. either for
(a) cash in an amount equal to the fair market value, at the time of redemption, of 447,017 shares of Common Stock or (b) 447,017 shares of Common Stock, in each case as selected by the Company and subject to customary anti-dilution adjustments.

TEMPERATURE CONTROLLED LOGISTICS BUSINESS ("AMERICOLD LOGISTICS")

         In October 1997, a partnership (the "Vornado REIT/Crescent REIT Partnership") in which Vornado has a 60% interest and Crescent Real Estate Equities Company ("Crescent") has a 40% interest acquired each of AmeriCold Corporation and URS Logistics, Inc. In June and July 1998, the Vornado REIT/Crescent REIT Partnership acquired the assets of Freezer Services, Inc. and the Carmar Group.

         On March 11, 1999, the Company and Crescent Operating, Inc. ("COPI") formed the "Vornado Crescent Logistics Operating Partnership" (which does business under the name "AmeriCold Logistics") to purchase all of the non-real estate assets of the Vornado REIT/Crescent REIT Partnership (the "Landlord") for $48,723,000, of which the Company's 60% share was $29,234,000. The purchase price was proposed by the Landlord. The Boards of Directors of both the Company and COPI approved the transaction after concluding that the price was the fair market value at the time of the transaction. To fund its share of the purchase price, the Company utilized $4,647,000 of cash and borrowed $18,587,000 under its Revolving Credit Agreement with Vornado. The Company paid the balance of $6,000,000 on March 7, 2000.

         Subject to confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code, COPI is expected to transfer its interest in AmeriCold Logistics to an entity to be owned by the shareholders of Crescent. The shareholders of COPI approved the plan of reorganization on March 6, 2003. It is uncertain whether this plan will be confirmed and what effect, if any, this plan and the proposed change in ownership will have on the operation and management of AmeriCold Logistics.

         AmeriCold Logistics, headquartered in Atlanta, Georgia, has approximately 6,100 employees and operates 101 temperature controlled warehouse facilities nationwide with an aggregate of approximately 541 million cubic feet of refrigerated, frozen and dry storage space. Of the 101 warehouses, AmeriCold Logistics leases 88 temperature controlled warehouses with an aggregate of approximately 442 million cubic feet of space from the Landlord, and manages 13 additional warehouses containing approximately 99 million cubic feet of space. AmeriCold Logistics provides the food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production, distribution and public facilities. Production facilities typically serve one or a small number of customers, generally food processors which are located nearby. These customers store large quantities of processed or partially processed products in the facilities until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. Public facilities generally serve the needs of local and regional customers under short-term agreements. Food manufacturers and processors use these facilities to store capacity overflow from their production facilities or warehouses. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

         AmeriCold Logistics' customers consist primarily of national, regional and local food manufacturers, distributors, retailers and service organizations. A breakdown of AmeriCold Logistics' largest customers follows:

                                           Percentage of
                                           2002 Revenue
                                           -------------
H.J. Heinz & Co.                               16%
ConAgra, Inc.                                  11
Philip Morris Companies, Inc.                   8
Tyson Foods, Inc.                               5
Sara Lee Corp.                                  5
McCain Foods, Inc.                              4
General Mills, Inc.                             4
Flowers Industries, Inc.                        3
J.R. Simplot Co.                                3
Farmland Industries, Inc.                       2
Other                                          39
                                              ---
   Total                                      100%
                                              ===

         AmeriCold Logistics faces national, regional and local competition. Breadth of service, warehouse locations, customer mix, warehouse size, service performance and price are major competitive factors.

Management of AmeriCold Logistics

         Alec C. Covington became the President and Chief Executive Officer of AmeriCold Logistics in May 2001. Mr. Covington, age 46, was formerly an Executive Vice President of SUPERVALU Inc. (NYSE:SVU) and President and Chief Operating Officer of the SUPERVALU food distribution companies division. Previously, he was the President and Chief Operating Officer of the wholesale division of Richfood Holdings, Inc. until it was acquired by SUPERVALU in the fall of 1999. He has more than 25 years of wholesale, retail, and supply-chain management experience in the food industry.

         Jonathan C. Daiker became the Chief Financial Officer of AmeriCold Logistics in October 2001. Previously, Mr. Daiker served for five years as Executive Vice President and Chief Financial Officer of the Simmons Company, a manufacturer and distributor of mattresses. Prior thereto, from 1981 to 1995, he held subsidiary and unit Chief Financial Officer positions with Phillips Electronics N.V., a consumer electronics company. Mr. Daiker, a certified public accountant, began his career with Price Waterhouse & Company.

AmeriCold Logistics' Leases with the Landlord
(Data in this section represents 100% of AmeriCold Logistics, of which the Company's share is 60%)

         AmeriCold Logistics entered into leases with the Landlord covering 88 of the warehouses used in this business. The leases, which commenced in March 1999, as amended, generally have 15-year terms with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue from customers. The leases provide for fixed base rents of approximately $136,000,000 in 2000, $137,000,000 per annum from 2001 through 2003, $140,000,000 per annum from 2004 through 2008, $145,000,000 per annum for
2009, $142,000,000 per annum for 2010, and $139,000,000 per annum from 2011 through February 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $350,000,000, and the weighted average percentage rate is approximately 36% through 2003, approximately 38% from 2004 through 2008 and approximately 40% from 2009 through February 2014. The aggregate base revenue amount under the sixth lease is approximately $32,000,000 through 2001, and approximately $26,000,000 from 2002 through February 2014, and the percentage rate is 24% through 2001, 37.5% from 2002 through 2006, 40% from 2007 through 2011 and 41% from 2012 through February 2014. The fixed base rent for each of the two five-year renewal options is equal, generally, to the greater of the fair market rent at that time and the fixed base rent for the immediately preceding lease year plus 5%.

         On February 22, 2001, AmeriCold Logistics' leases with the Landlord were restructured to, among other things, (i) reduce 2001 contractual rent to $146,000,000 ($14,500,000 less than 2000 contractual rent), (ii) reduce 2002 contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and
(iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

         AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees and insurance premiums, as well as property capital expenditures in excess of $9,500,000 annually.

         AmeriCold Logistics has the right to defer the payment of 15% of annual fixed base rent and all percentage rent until December 31, 2003 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. Pursuant thereto, AmeriCold Logistics' deferred rent liability at December 31, 2002, net of the waived rent discussed below, is as follows:

               (amounts in thousands)                            Total              The Company's Share
                                                           ------------------       -------------------
Deferred during 2002                                       $           32,248       $            19,349
Aggregate deferral at December 31, 2001                                 8,335                     5,001
                                                           ------------------       -------------------
                                                           $           40,583       $            24,350
                                                           ==================       ===================

         In the three months ended December 31, 2001, AmeriCold Logistics reversed $25,469,000 of the rent expense recorded in 2001. This resulted from the Landlord waiving its rights to collect this portion of the rent. Further, the Landlord waived $14,343,000 of the rent expense recorded by AmeriCold Logistics in 2000; AmeriCold Logistics recorded this amount as income in the three months ended December 31, 2001. The aggregate amount waived by the Landlord of $39,812,000 (of which the Company's share is $23,887,000) represents a portion of the rent due under the leases, which AmeriCold Logistics deferred in such years.

         On January 23, 2002, four of the leases with the Landlord were combined into one lease. This did not affect total contractual rent due under the combined leases.

         On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2004 from December 31, 2003.

Severance and Relocation Costs

         In the year ended December 31, 2001, AmeriCold Logistics recorded a charge of $8,895,000 (of which the Company's share is $5,337,000) comprised of
(i) severance and relocation costs associated with a management restructuring and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta, Georgia headquarters. Severance related charges were for the termination of 199 employees, located primarily in the Atlanta and Portland offices. In 2002, AmeriCold Logistics reduced the charge by $949,000 (of which the Company's share is $569,000).

Dispositions

         On December 31, 2002, Vornado Realty Trust ("Vornado") and Crescent Real Estate Equities Company ("Crescent") formed a new joint venture in which Vornado holds a 44% interest and Crescent holds a 56% interest. This new joint venture acquired AmeriCold Logistics' Carthage, Missouri and Kansas City, Kansas limestone quarries for $20,000,000, the appraised value. The purchase price consisted of $8,929,000 in cash and the cancellation of $11,071,000 of notes owed by AmeriCold Logistics to Crescent. AmeriCold Logistics recognized a gain of $2,225,000 (of which the Company's share is $1,335,000). AmeriCold Logistics used $8,800,000 of the cash proceeds to repay a portion of its loans from the Company. The Company recognized a gain on the repayment from AmeriCold Logistics of $8,608,000 as the loans were previously reduced by equity in losses of AmeriCold Logistics. Additionally, AmeriCold Logistics entered into a management agreement with the joint venture to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as operator of the quarries. The agreement is for a term of one year and automatically renews for additional one-year periods unless terminated by either party. The Company used the $8,800,000 repayment from AmeriCold Logistics and $700,000 of its cash to repay $7,685,000 of principal and $1,815,000 of interest and commitment fees under the Revolving Credit Agreement with Vornado ("Revolving Credit Agreement").

         On December 31, 2002, AmeriCold Logistics sold, without recourse, accounts receivable of $5,720,000 to Vornado and Crescent's new joint venture for $5,600,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale (of which the Company's share is $72,000). AmeriCold Logistics also agreed to act as agent to collect the accounts receivable. The Company does not believe that any significant servicing asset or liability exists.

Cash Resources

         At December 31, 2002, the Company's investments in and advances to AmeriCold Logistics, excluding interest receivable, were fully absorbed by the Company's cumulative share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics has reported losses since its inception and, at December 31, 2002, the Company's share of AmeriCold Logistics' partners' deficit was $24,980,000, which includes $24,350,000 of deferred rent to its Landlord (rent recognized as expense but not paid in cash). On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2004. Based on its right to defer rent, management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through December 31, 2003. AmeriCold Logistics anticipates that in 2003 the Landlord will restructure the leases to provide additional cash flow. Further, the management of AmeriCold Logistics is also considering the financing of certain trade receivables and equipment and the sale of certain warehouse operations. In the absence of such financings and sales and the anticipated lease restructuring, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $23,834,000 loan from Vornado due December 31, 2004.

Terms of the Vornado Crescent Logistics Operating Partnership

         Vornado is the day-to-day liaison to the management of AmeriCold Logistics. AmeriCold Logistics pays Vornado an annual fee of $487,000, which is based on the temperature controlled logistics operating assets acquired by AmeriCold Logistics on March 11, 1999. This fee increases by an amount equal to 1% of the cost of new acquisitions, including transaction costs. AmeriCold Logistics provides financial statement preparation, tax and similar services to the Vornado REIT/Crescent REIT Partnership. For such services, AmeriCold Logistics has received fees of $273,000, $268,000 and $255,000 in 2002, 2001 and 2000, respectively.

         The Company must obtain COPI's approval for specified matters involving AmeriCold Logistics, including approval of the annual budget, requiring specified capital contributions, entering into specified new leases or amending existing leases, selling or acquiring specified assets and any sale, liquidation or merger of AmeriCold Logistics. If the partners fail to reach an agreement on certain matters during the period through October 30, 2007, the Company may set a price at which it commits to either buy COPI's investment, or sell its own, and COPI will decide whether to buy or sell at that price. If the partners fail to reach agreement on such matters after October 30, 2007, either party may set a price at which it commits to either buy the other party's investment, or sell its own, and the other party will decide whether to buy or sell at that price.

         Neither partner may transfer its rights or interest in the partnership without the consent of the other partner. The partnership will continue for a term through October 30, 2027, except as the partners may otherwise agree.

EMPLOYEES

         At December 31, 2002, the Company had no employees. The Company expects that, when it acquires specific assets or business operations, the subsidiaries of the Company making such acquisitions will have their own employees. AmeriCold Logistics, in which the Company has a 60% interest, has approximately 6,100 employees.

RISK FACTORS

LIMITED OPERATING HISTORY AND LOSSES INCURRED TO DATE

         The Company commenced operations on October 16, 1998. The Company has limited operating history upon which investors can evaluate its business. The Company's operations have incurred losses to date and may continue to do so.

RESTRICTIONS ON THE COMPANY'S BUSINESS AND FUTURE OPPORTUNITIES

         The Vornado Agreement and the Charter prohibit the Company from making any real estate investment or other REIT-Qualified Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity. See "Item 1. Business -- Vornado Agreement and Charter Purpose Clauses". Because of the provisions of the Vornado Agreement and the Charter, the nature of the Company's business and the opportunities it may pursue are significantly restricted.

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

SUBSTANTIAL INFLUENCE OF CONTROLLING STOCKHOLDERS; CONFLICTS OF INTEREST

         As of December 31, 2002, Interstate and its three partners -- Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado) and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company) -- beneficially owned, in the aggregate, 12.9% of the outstanding Vornado common shares of beneficial interest (excluding shares issuable on conversion of units of the Operating Partnership for this purpose) and beneficially owned, in the aggregate, a 9.9% limited partnership interest in Company L.P. and 7.9% of the Common Stock of the Company (excluding shares underlying SARs held by Messrs. Roth and Wight for this purpose). Because of the foregoing, Messrs. Roth, Mandelbaum and Wight and Interstate (collectively, the "Interstate Parties") have substantial influence over the Company and Vornado and on the outcome of any matters submitted to the Company's stockholders or Vornado's shareholders for approval.

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

BANKRUPTCY OF THE COMPANY'S JOINT VENTURE PARTNER, CRESCENT OPERATING, INC.

         Subject to confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code, COPI is expected to transfer its interest in AmeriCold Logistics to an entity to be owned by the shareholders of Crescent. The shareholders of COPI approved the plan of reorganization on March 6, 2003. It is uncertain whether this plan will be confirmed and what effect, if any, this plan and the proposed change in ownership will have on the operation and management of AmeriCold Logistics.

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

OBLIGATIONS UNDER REVOLVING CREDIT AGREEMENT; LIMITED FINANCIAL RESOURCES

         The Company has entered into a $75,000,000 Revolving Credit Agreement with Vornado. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". Although only interest and commitment fees are payable under the Revolving Credit Agreement until it expires on December 31, 2004, there can be no assurance that the Company will be able to satisfy all of its obligations under the Revolving Credit Agreement. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends. The Company currently has no external sources of financing except this facility.

         Under certain circumstances it may be deemed desirable by the Company and Vornado to offer and sell Common Stock and Vornado common shares of beneficial interest under a common plan of distribution. There can be no assurance that the timing, terms and manner of such an offering will be as favorable to the Company as the timing, terms and manner of an offering of Common Stock made independently of Vornado. Neither Vornado nor any other person is obligated to provide any additional funds to the Company, to offer securities under a common plan of distribution or to assist the Company in obtaining additional financing.

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

         The Company may also be unable to pay dividends under Delaware law. Under the Delaware General Corporation Law, a corporation may pay dividends only out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company has a stockholders' deficit, has not incurred any net profits since its commencement of operations and may never do so.

DEPENDENCE ON KEY PERSONNEL

         The Company is dependent on the efforts of Steven Roth, the Chairman of the Board and Chief Executive Officer of the Company, Michael D. Fascitelli, the President of the Company, and Alec C. Covington, President and Chief Executive Officer of AmeriCold Logistics. While the Company believes that it could find replacements for these key personnel, the loss of their services could have an adverse effect on the operations of the Company.

POTENTIAL ANTI-TAKEOVER EFFECTS OF CHARTER DOCUMENTS, STOCKHOLDER PROTECTION RIGHTS PLAN AND APPLICABLE LAW

         The Charter, By-laws, Stockholder Protection Rights Plan and applicable sections of the Delaware General Corporation Law contain provisions that may make more difficult the acquisition of control of the Company without the approval of the Company's Board.

DEPENDENCE ON DISTRIBUTIONS FROM SUBSIDIARIES

         Substantially all of the Company's assets consist of its partnership interests in Company L.P., of which the Company is the sole general partner. Substantially all of Company L.P.'s properties and assets are held through subsidiaries. Any right of the Company to participate in any distribution of the assets of any indirect subsidiary of the Company upon the liquidation, reorganization or insolvency of such subsidiary (and any consequent right of the Company's security holders to participate in those assets) will be subject to the claims of the creditors (including trade creditors) and preferred holders of equity, if any, of Company L.P. and such subsidiary, except to the extent the Company has a recognized claim against such subsidiary as a creditor of such subsidiary. In addition, in the event that claims of the Company as a creditor of a subsidiary are recognized, such claims would be subordinate to any security interest in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by the Company.

POTENTIAL COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

         Under various federal and state laws a current or previous owner or operator of real estate (including the Company as lessee of real estate) may be required to investigate and clean up certain hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. Such laws often impose liability without regard to whether the owner or operator knew of the release of such hazardous substances or caused the release. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral or the operator's ability to sell or finance the operations. Other laws and regulations govern indoor and outdoor air quality, including those that can require abatement or removal of asbestos-containing materials in the event of damage, demolition, renovations or remodeling. The laws also govern emissions of and exposure to asbestos fibers in the air. Air emissions and wastewater discharges and the operation and removal of certain underground storage tanks are also regulated by federal and state laws. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls are also regulated by federal and state laws. In connection with the ownership, operation and management of its properties, including the properties it leases from Vornado or manages for others, the Company could be held liable for the costs of remedial action, or other compliance expenditures, with respect to such regulated substances or tanks and related claims for personal injury, property damage or fines. Further, properties that AmeriCold Logistics leases or manages are subject to a variety of environmental laws and regulations in each of the jurisdictions in which it operates governing, among other things, soil and groundwater contamination, the use, handling and disposal of hazardous substances, air emissions, wastewater discharges, and employee health and safety.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of the names, ages, principal occupations and positions of the executive officers of the Company and the position held by such officers since the Company was incorporated. Officers are appointed by and serve at the discretion of the Board of Directors.

         Steven Roth, age 61, is Chairman of the Board and Chief Executive Officer of the Company since incorporation. Mr. Roth has been Chairman of the Board and Chief Executive Officer of Vornado since May 1989 and Chairman of the Executive Committee of the Board of Vornado since April 1988. Since 1968, he has been a general partner and more recently the managing general partner of Interstate. In March 1995, he became Chief Executive Officer of Alexander's, Inc. ("Alexander's"). Mr. Roth is also a director of Alexander's and of Capital Trust, Inc.

         Michael D. Fascitelli, age 46, is President and a director of the Company since incorporation. Mr. Fascitelli has been President and a trustee of Vornado, and a director of Alexander's, since December 1996. He has been President of Alexander's since August 2000. From December 1992 to December 1996, Mr. Fascitelli was a partner at Goldman, Sachs & Co. in charge of its real estate practice.

         Joseph Macnow, age 57, is Executive Vice President - Finance and Administration of the Company since incorporation. In June 2002, Mr. Macnow assumed the position as Chief Financial Officer of the Company. Mr. Macnow has been Executive Vice President - Finance and Administration of Vornado since January 1998 and Chief Financial Officer of Vornado since March 2001. From 1985 to January 1998, he was Vice President and Chief Financial Officer of Vornado. Mr. Macnow has been Executive Vice President - Finance and Administration of Alexander's since March 2001 and Chief Financial Officer of Alexander's since June 2002. From August 1995 to February 2001, he was Vice President and Chief Financial Officer of Alexander's.

         Patrick T. Hogan, age 35, resigned from his position as Vice President
- Chief Financial Officer in June 2002. Mr. Hogan assumed other responsibilities at Vornado.

         Neither Mr. Roth, Mr. Fascitelli nor any other member of management is committed to spending a particular amount of time on the Company's affairs, nor do any of them devote their full time to the Company. Mr. Roth, Mr. Fascitelli and the other members of management devote such time and efforts as they deem reasonably necessary to conduct the operations of the Company while continuing to devote a material amount of their time and efforts to the management and properties of Vornado, Alexander's and other businesses.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock, par value $.01 per share (the "Common Stock") of the Company is listed on the American Stock Exchange under the symbol "VOO". The Transfer Agent and Registrar for the Common Stock is Wachovia National Bank, Charlotte, North Carolina.

         Quarterly price ranges of the Common Stock for the years ended December 31, 2002 and 2001 are as follows:

                                     Year Ended                    Year Ended
                                 December 31, 2002              December 31, 2001
                              -----------------------        -----------------------
Quarter                          High          Low              High          Low
------                           ----          ---              ----          ---
First...................      $   1.24      $   0.35         $   6.00      $   1.81
Second..................          2.15          0.70             3.00          1.30
Third...................          0.85          0.40             2.52          0.90
Fourth..................          0.70          0.22             1.30          0.30

         The approximate number of record holders of the Common Stock of the Company at February 1, 2003 is 1,100.

         No cash dividends have been declared or paid in respect of the Common Stock. Payment of any dividends on the Common Stock is prohibited under the Revolving Credit Agreement with Vornado Realty Trust ("Vornado") until all amounts outstanding thereunder are paid in full and the commitment thereunder is terminated, and will also be subject to such limitations as may be imposed by any other credit facilities that the Company may obtain from time to time. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". Additionally, the Company intends to use its available funds to cover cash flow deficits and to pursue investment and business opportunities and, therefore, does not anticipate the payment of any cash dividends on the Common Stock for the foreseeable future. The declaration of dividends is subject to the discretion of the Board, subject to applicable law. Under the Delaware General Corporation Law, a corporation may pay dividends only out of its surplus or, when there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company has a stockholders' deficit, has not incurred any net profits since its commencement of operations and may never do so.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                                     For the
                                                                                                                     Period
                                                                                                                   October 6,
                                                                                                                     1998
                                                                                                                   (Commence-
                                                                                                                    ment of
                                                                Year Ended December 31,                           Operations)
                                            ------------------------------------------------------------------    to December
                                                 2002             2001             2000              1999           31, 1998
                                            --------------   --------------   --------------    --------------   --------------
REVENUES:
    Interest income......................   $        2,346   $        7,293   $       85,441    $      421,690   $      261,948
                                            --------------   --------------   --------------    --------------   -------------
EXPENSES:
    General and administrative...........        1,053,241        1,896,822        1,574,963         1,094,773          271,698
    Organization costs...................               --               --               --           359,643          971,959
                                            --------------   --------------   --------------    -------------    --------------
                                                 1,053,241        1,896,822        1,574,963         1,454,416        1,243,657
                                            --------------   --------------   --------------    --------------   --------------
                                                (1,050,895)      (1,889,529)      (1,489,522)       (1,032,726)        (981,709)

Interest and debt expense to Vornado
    Realty Trust.........................       (1,998,550)      (2,422,337)      (1,904,580)       (1,216,628)              --
Loss from AmeriCold Logistics(1)(2)(3)...       (7,301,784)      (2,331,105)     (10,890,600)       (5,546,400)              --
Loss from marketable securities..........               --         (777,630)              --                --               --
Loss from Transportal Network............               --               --       (4,982,576)         (540,000)              --
Gain on sale of investment in Charles
    E. Smith Commercial Realty L.P.......               --               --               --           280,000               --
                                            --------------   --------------   --------------    --------------   --------------

Loss before minority interest............      (10,351,229)      (7,420,601)     (19,267,278)       (8,055,754)        (981,709)
Minority interest(4).....................               --               --        1,581,765           797,520           97,189
                                            --------------   --------------   --------------    --------------   --------------
NET LOSS ................................   $  (10,351,229)  $   (7,420,601)  $  (17,685,513)   $   (7,258,234)  $     (884,520)
                                            ==============   ==============   ==============    ==============   ==============

Net loss per share - basic and diluted...   $        (2.54)  $        (1.82)  $        (4.35)   $        (1.78)  $        (0.22)
                                            ==============   ==============   ==============    ==============   ==============

Balance sheet data:
    Total assets.........................   $     649,587    $   19,110,923   $   16,729,358    $   21,372,706   $   25,226,674
    Note, interest, and commitment
      fees payable to Vornado Realty
      Trust..............................       23,834,355       31,434,682       19,781,538         4,586,896               --
    Stockholders' (deficit) equity ......      (23,433,000)     (12,899,024)      (4,045,149)       14,357,089       21,653,923

(1)For the year ended December 31, 2002, includes the Company's $1,335,000 share of AmeriCold Logistics' $2,225,000 gain on its sale of its Carthage, Missouri and Kansas City, Kansas limestone quarries and a recovery of $8,608,000 from the $8,800,000 repayment of loans to AmeriCold Logistics previously reduced by equity in losses.

(2)For the year ended December 31, 2001, includes the Company's $23,887,000 share of $39,812,000 of deferred rent waived by AmeriCold Logistics' Landlord, as defined below, and the Company's $5,337,000 share of AmeriCold Logistics' charge of $8,895,000 for severance and relocation costs.

(3)On March 11, 1999, the Company and Crescent Operating, Inc. formed the "Vornado Crescent Logistics Operating Partnership" (which does business under the name "AmeriCold Logistics") to purchase all of the non-real estate assets of the Vornado REIT/Crescent REIT Partnership (the "Landlord"). AmeriCold Logistics leases 88 temperature controlled warehouses from the Landlord, which continues to own the real estate. The Company's results of operations reflect a 60% interest in AmeriCold Logistics from March 11, 1999.

(4)During the year ended December 31, 2000, the minority interest was fully absorbed by losses.

         No cash dividends have been declared or paid in respect of the Company's common stock, par value $.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Management's Discussion and Analysis of Financial Condition and Results of Operations considers the Company's consolidated financial statements for the years ended December 31, 2002, 2001 and 2000.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's significant accounting policies included in
Note 2 to the consolidated financial statements in this Annual Report on Form 10-K.

Investments in and Advances to AmeriCold Logistics

         The Company's 60% interest in AmeriCold Logistics is accounted for under the equity method of accounting as Crescent Operating, Inc. ("COPI"), the Company's partner in AmeriCold Logistics, has substantive participating rights. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company's share of comprehensive income or loss and cash distributions or principal repayments from AmeriCold Logistics. The interest earned on the advances to AmeriCold Logistics is recorded as a component of income or loss from AmeriCold Logistics. At December 31, 2002, the Company's investments in and advances to AmeriCold Logistics, excluding interest receivable, were fully absorbed by the Company's cumulative share of comprehensive losses of AmeriCold Logistics. The Company does not record comprehensive losses in excess of the cost of its investments in and advances to AmeriCold Logistics, as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The Company's exposure to losses from AmeriCold Logistics is limited to its investments in and advances to AmeriCold Logistics. At December 31, 2002, the Company's share of excess other comprehensive losses of AmeriCold Logistics not recorded was $7,997,000.

Recently Issued Accounting Standards

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. FIN No. 46 applies immediately to all variable interest entities created after January 31, 2003. For variable interest entities created by public companies before February 1, 2003, FIN No. 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described by FIN No. 46 occurs. The Company is currently evaluating the impact of this interpretation regarding the appropriateness of the continued use of the equity method of accounting for its investment in AmeriCold Logistics.

         In December 2002, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. The Company voluntarily adopted the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively for all employee awards granted, modified, or settled in 2003 and thereafter. The Company will utilize an option-pricing model and appropriate market assumptions to determine the value of such grants. Compensation expense will be recognized on a straight-line basis over the vesting periods of the grants.

RESULTS OF OPERATIONS

Years Ended December 31, 2002 and 2001

         The Company had a net loss of $10,351,000 for the year ended December 31, 2002, compared to a net loss of $7,421,000 for the prior year, an increase of $2,930,000.

         General and administrative expenses were $1,053,000 for the year ended December 31, 2002, compared to $1,897,000 for the prior year, a decrease of $844,000. The decrease resulted from (i) lower payroll costs relating to the resignation of the Company's former Chief Operating Officer effective June 15, 2001, and (ii) a decrease in franchise taxes due to the decline in the book value of the Company's investments in and advances to AmeriCold Logistics.

         Interest and debt expense to Vornado Realty Trust ("Vornado") was $1,999,000 for the year ended December 31, 2002, compared to $2,422,000 for the prior year, a decrease of $423,000. The decrease resulted primarily from interest calculated at lower LIBOR rates under the Revolving Credit Agreement with Vornado (the "Revolving Credit Agreement").

         The Company's loss from AmeriCold Logistics was $7,302,000 for the year ended December 31, 2002, compared to a loss of $2,331,000 for the prior year, an increase of $4,971,000. Included in these losses is interest income for the years ended December 31, 2002 and 2001 of $2,070,000 and $1,082,000,
respectively. This interest was earned on the Company's loans to AmeriCold Logistics. This increase is attributable to higher average loans outstanding in the current year.

         On December 31, 2002, Vornado and Crescent Real Estate Equities Company ("Crescent") formed a new joint venture in which Vornado holds a 44% interest and Crescent holds a 56% interest. This new joint venture acquired AmeriCold Logistics' Carthage, Missouri and Kansas City, Kansas limestone quarries for $20,000,000, the appraised value. The purchase price consisted of $8,929,000 in cash and the cancellation of $11,071,000 of notes owed by AmeriCold Logistics to Crescent. AmeriCold Logistics recognized a gain of $2,225,000 (of which the Company's share is $1,335,000). AmeriCold Logistics used $8,800,000 of the cash proceeds to repay a portion of its loans from the Company. The Company recognized a gain on the repayment from AmeriCold Logistics of $8,608,000 as the loans were previously reduced by equity in losses of AmeriCold Logistics. Additionally, AmeriCold Logistics entered into a management agreement with the joint venture to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as operator of the quarries. The agreement is for a term of one year and automatically renews for additional one-year periods unless terminated by either party. The Company used the $8,800,000 repayment from AmeriCold Logistics and $700,000 of its cash to repay $7,685,000 of principal and $1,815,000 of interest and commitment fees under the Revolving Credit Agreement.

         In the three months ended December 31, 2001, AmeriCold Logistics reversed $25,469,000 of the rent expense recorded in 2001. This resulted from the Vornado REIT/Crescent REIT Partnership (the "Landlord") waiving its rights to collect this portion of the rent. Further, the Landlord waived $14,343,000 of the rent expense recorded by AmeriCold Logistics in 2000; AmeriCold Logistics recorded this amount as income in the three months ended December 31, 2001. The aggregate amount waived by the Landlord of $39,812,000 (of which the Company's share is $23,887,000) represents a portion of the rent due under the leases, which AmeriCold Logistics deferred in such years.

         In the year ended December 31, 2001, AmeriCold Logistics recorded a charge of $8,895,000 (of which the Company's share is $5,337,000) comprised of
(i) severance and relocation costs associated with a management restructuring and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta, Georgia headquarters. Severance related charges were for the termination of 199 employees, located primarily in the Atlanta and Portland offices. In 2002, AmeriCold Logistics reduced the charge by $949,000 (of which the Company's share is $569,000).

         The amounts discussed below in "AmeriCold Logistics' Results of Operations for the Years Ended December 31, 2002 and 2001" exclude the interest income and $8,608,000 gain recorded by the Company. AmeriCold Logistics' net losses were $29,766,000 and $5,688,000 for the years ended December 31, 2002 and 2001 (of which the Company's share is $17,980,000 and $3,413,000, respectively).

AMERICOLD LOGISTICS' RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

         The following is a discussion of the results of operations of AmeriCold Logistics, the Company's temperature controlled logistics business (see page 4 for a discussion of this business). The data below represents 100% of this business, of which the Company owns 60%. For the purpose of the discussion below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers ("Managed Warehouses"), (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments, and (iii) Quarry Operations.

                  Revenues were $646,332,000 for the year ended December 31, 2002, compared to $647,259,000 for the prior year, a decrease of $927,000. Revenues from Leased Operations were $439,532,000 for the year ended December 31, 2002, compared to $441,772,000 for the prior year, a decrease of $2,240,000. Revenues from Other Operations were $206,800,000 for the year ended December 31, 2002, compared to $205,487,000 for the prior year, an increase of $1,313,000.

                  The decrease in revenue from Leased Operations for the year is primarily the result of a rate restructuring with a significant customer and temporary plant shut-downs, partially offset by higher occupancy rates. The increase in revenue from Other Operations is largely attributable to new warehouse management contracts, partially offset by the discontinuation of Transportation Management Services business with lower margin customers.

                  The gross margin for Leased Operations was $158,563,000, or 36.1%, for the year ended December 31, 2002, compared to $159,265,000, or 36.1%, for the prior year, a decrease of $702,000. The decrease in gross margin is primarily the result of increased insurance, workers' compensation and labor costs, partially offset by operating cost controls.

                  Operating income from Other Operations was $13,958,000 for the year ended December 31, 2002, compared to $13,331,000 for the prior year, an increase of $627,000. This increase is largely attributable to improved margins on Transportation Management Services and new warehouse management contracts, partially offset by a reduction in output at the Quarry Operations.

                  Rent expense was $153,759,000 for the year ended December 31, 2002, compared to $130,807,000 for the prior year, an increase of $22,952,000. The increase resulted primarily from the waiver of 2001 rent of $25,469,000 by the Landlord in the three months ended December 31, 2001, as discussed on page 16, partially offset by a decline in contingent rent which varies based on revenue in the applicable periods.

                  Further, in the three months ended December 31, 2001, AmeriCold Logistics recorded income resulting from the waiver by the Landlord of rent deferred in 2000 of $14,343,000, as discussed on page 16.

                  General and administrative expenses were $37,407,000 for the year ended December 31, 2002, compared to $37,691,000 for the prior year, a decrease of $284,000. This decrease resulted primarily from lower professional fees, partially offset by higher payroll expenses.

                  Reserves established for restructuring were $8,895,000 for the year ended December 31, 2001. This reflects senior management changes and the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta, Georgia headquarters, as discussed on page 16. Severance related charges were for the termination of 199 employees, located primarily in the Atlanta and Portland offices. In 2002, AmeriCold Logistics reduced the charge by $949,000.

                  Depreciation and amortization expense was $10,701,000 for the year ended December 31, 2002, compared to $11,477,000 for the prior year, a decrease of $776,000. This decrease is primarily due to a change in estimate in 2001 for depletion at one of AmeriCold Logistics' quarries, partially offset by depreciation on additional equipment purchased in 2002 and an adjustment in the first quarter of the current year of the useful lives of certain assets.

                  Gain on the sale of AmeriCold Logistics' Carthage, Missouri and Kansas City, Kansas limestone quarries was $2,225,000 for the year ended December 31, 2002, as discussed on page 16.

                  Interest expense was $5,089,000 for the year ended December 31, 2002, compared to $4,702,000 for the prior year, an increase of $387,000. This increase was primarily the result of higher average borrowings outstanding in the current year.

                  Other income, net was $1,495,000 for the year ended December 31, 2002, compared to $945,000 for the prior year, an increase of $550,000. This increase was primarily the result of a prior year write-off of receivables from Transportal Network, which ceased operations in 2000.

         The Company recognized a loss from marketable securities of $778,000 in 2001, due to an "other than temporary decline" in the fair value of marketable securities classified as available for sale.

Years Ended December 31, 2001 and 2000

         The Company had a net loss of $7,421,000 for the year ended December 31, 2001, compared to a net loss of $17,686,000 for the prior year, a decrease of $10,265,000.

         General and administrative expenses were $1,897,000 for the year ended December 31, 2001, compared to $1,575,000 for the prior year, an increase of $322,000. This resulted from (i) higher payroll costs associated with the former Chief Operating Officer who was hired on June 15, 2000, resigned effective June 15, 2001, and remained as a consultant to the Company through December 31, 2001, and (ii) an increase in professional fees.

         Interest and debt expense to Vornado was $2,422,000 for the year ended December 31, 2001, compared to $1,905,000 for the prior year, an increase of $517,000. The increase resulted primarily from higher average outstanding balances under the Revolving Credit Agreement.

         The Company's loss from AmeriCold Logistics was $2,331,000 for the year ended December 31, 2001, compared to a loss of $10,891,000 for the prior year, a decrease of $8,560,000. Included in these losses is interest income for the years ended December 31, 2001 and 2000 of $1,082,000 and $171,000, respectively. This interest was earned on the Company's loans to AmeriCold Logistics. This increase is attributable to higher average loans outstanding in the year ended December 31, 2001.

         In the three months ended December 31, 2001, AmeriCold Logistics reversed $25,469,000 of the rent expense recorded in 2001. This resulted from the Landlord waiving its rights to collect this portion of the rent. Further, the Landlord waived $14,343,000 of the rent expense recorded by AmeriCold Logistics in 2000; AmeriCold Logistics recorded this amount as income in the three months ended December 31, 2001. The aggregate amount waived by the Landlord of $39,812,000 (of which the Company's share is $23,887,000) represents a portion of the rent due under the leases, which AmeriCold Logistics deferred in such years.

         In the year ended December 31, 2001, AmeriCold Logistics recorded a charge of $8,895,000 (of which the Company's share is $5,337,000) comprised of
(i) severance and relocation costs associated with a management restructuring and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta, Georgia headquarters. Severance related charges were for the termination of 199 employees, located primarily in the Atlanta and Portland offices.

         On February 22, 2001, AmeriCold Logistics' leases with the Landlord were restructured to, among other things, (i) reduce 2001 contractual rent to $146,000,000 ($14,500,000 less than 2000 contractual rent), (ii) reduce 2002 contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and
(iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

         The amounts discussed below in "AmeriCold Logistics' Results of Operations for the Years Ended December 31, 2001 and 2000" exclude the interest income recorded by the Company. AmeriCold Logistics' net losses were $5,688,000 and $18,436,000 for the years ended December 31, 2001 and 2000 (of which the Company's share is $3,413,000 and $11,062,000, respectively).

AMERICOLD LOGISTICS' RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

         The following is a discussion of the results of operations of AmeriCold Logistics, the Company's temperature controlled logistics business (see page 4 for a discussion of this business). The data below represents 100% of this business, of which the Company owns 60%. For the purpose of the discussion below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers ("Managed Warehouses"), (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments, and (iii) Quarry Operations.

                  Revenues were $647,259,000 for the year ended December 31, 2001, compared to $676,158,000 for the prior year, a decrease of $28,899,000. Revenues from Leased Operations were $441,772,000 for the year ended December 31, 2001, compared to $460,973,000 for the prior year, a decrease of $19,201,000. Revenues from Other Operations were $205,487,000 for the year ended December 31, 2001, compared to $215,185,000 for the prior year, a decrease of $9,698,000.

                  The decrease in revenue from Leased Operations for the year resulted from lower warehouse revenues as a result of a reduction in both total customer inventory stored at the warehouses and customer inventory turns. The decrease in revenue from Other Operations resulted from (i) a decrease in revenues from Managed Warehouses as a result of losing a customer, (ii) a decline in Transportation Management Services revenues due to the expiration of a contract with a customer in the second quarter of 2000, and (iii) a reduction in output at the Quarry Operations.

                  The gross margin for Leased Operations was $159,265,000, or 36.1%, for the year ended December 31, 2001, compared to $186,171,000, or 40.4%, for the prior year, a decrease of $26,906,000. The decreases in both gross margin and gross margin percentage are attributable to lower customer inventory levels and customer inventory turns.

                  Operating income from Other Operations was $13,331,000 for the year ended December 31, 2001, compared to $11,178,000 for the prior year, an increase of $2,153,000. This increase resulted from (i) more profitable results from Transportation Management Services on lower revenues, partially offset by (ii) a decline in Managed Warehouses, and
         (iii) a reduction in output at the Quarry Operations.

                  Rent expense was $130,807,000 for the year ended December 31, 2001, compared to $170,640,000 for the prior year, a decrease of $39,833,000. $14,500,000 of this decrease resulted from the lease restructuring announced on February 22, 2001. The remaining decrease resulted primarily from the waiver of 2001 rent by the Landlord in the three months ended December 31, 2001. Both factors are discussed on page 18.

                  Further, in the three months ended December 31, 2001, AmeriCold Logistics recorded income resulting from the waiver by the Landlord of rent deferred in 2000 of $14,343,000, as discussed on page 18.

                  General and administrative expenses were $37,691,000 for the year ended December 31, 2001, compared to $35,933,000 for the prior year, an increase of $1,758,000. This increase resulted primarily from accruals for legal settlements.

                  Reserves established for restructuring were $8,895,000 for the year ended December 31, 2001. This reflects senior management changes and the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta, Georgia headquarters, as discussed on page 18. Severance related charges were for the termination of 199 employees, located primarily in the Atlanta and Portland offices.

                  Depreciation and amortization expense was $11,477,000 for the year ended December 31, 2001, compared to $7,803,000 for the prior year, an increase of $3,674,000. This increase resulted primarily from depreciation on additional equipment purchased in 2001 and a change in estimate for depletion at one of AmeriCold Logistics' quarries.

                  Interest expense was $4,702,000 for the year ended December 31, 2001, compared to $2,136,000 for the prior year, an increase of $2,566,000. This increase resulted from interest on higher average deferred rent and debt outstanding. Approximately $1,100,000 of interest expense in 2001 related to the deferred rent waived by the Landlord, as discussed on page 18.

                  Other income, net was $945,000 for the year ended December 31, 2001, compared to $727,000 for the prior year, an increase of $218,000. This increase resulted from lower write-offs.

         Transportal Network ceased operations in September 2000. Accordingly, there were no results of operations for the year ended December 31, 2001. Loss from Transportal Network was $4,983,000 for the prior year.

         The Company recognized a loss from marketable securities of $778,000 in 2001, due to an "other than temporary decline" in the fair value of marketable securities classified as available for sale.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has a $75,000,000 unsecured Revolving Credit Agreement with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (4.38% at December 31, 2002). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; for the years ended December 31, 2002, 2001, and 2000, the Company paid commitment fees of $432,000, $485,000 and $630,000, respectively. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends. The Company currently has no external sources of financing except this facility. On December 31, 2002, the Company used the $8,800,000 repayment from AmeriCold Logistics and $700,000 of its cash to repay $7,685,000 of principal and $1,815,000 of interest and commitment fees.

         During 2001 and 2000, the Company made three secured loans totaling $11,940,000 to AmeriCold Logistics. The first two loans, totaling $6,840,000, were secured by a mortgage on AmeriCold Logistics' quarries. These loans bore interest at 12% and required monthly payments of interest until maturity on March 31, 2002. The third loan was $5,100,000 and is secured by property, plant and equipment. This loan bears interest at 14% and requires monthly payments of principal and interest of $99,000 until maturity on December 31, 2002. On March 11, 2002, all three of these loans were amended to extend the maturity date to December 31, 2004. On December 31, 2002, AmeriCold Logistics used $8,800,000 of the cash proceeds from the sale of its quarries, as discussed on page 21, to repay the two loans secured by the quarries and a portion of the loan secured by property, plant and equipment. At December 31, 2002, $2,356,000 remains outstanding under the property, plant and equipment loan.

         The Company's $6,000,000 contribution to AmeriCold Logistics on March 7, 2000 was unmatched by COPI. Accordingly, the $4,000,000 contribution receivable shown in partners' capital of the Vornado Crescent Logistics Operating Partnership's financial statements was cancelled at December 31, 2001. On March 11, 2002, the Company's $6,000,000 became a special equity contribution that has priority over the original equity amounts and accrues a return of 12% compounded annually. On November 5, 2002, the Company's $6,000,000 special equity contribution was converted into a loan collateralized by certain trade receivables of AmeriCold Logistics. The conversion was effective March 11, 2002. The loan bears interest of 12% and requires monthly interest payments until maturity on December 31, 2004.

         AmeriCold Logistics' deferred rent liability at December 31, 2002, net of the waived rent discussed below, is as follows:

               (amounts in thousands)                            Total              The Company's Share
                                                           ------------------       -------------------
Deferred during 2002                                       $           32,248       $           19,349
Aggregate deferral at December 31, 2001                                 8,335                    5,001
                                                           ------------------       ------------------
                                                           $           40,583       $           24,350
                                                           ==================       ==================

         In the three months ended December 31, 2001, AmeriCold Logistics reversed $25,469,000 of the rent expense recorded in 2001. This resulted from the Landlord waiving its rights to collect this portion of the rent. Further, the Landlord waived $14,343,000 of the rent expense recorded by AmeriCold Logistics in 2000; AmeriCold Logistics recorded this amount as income in the three months ended December 31, 2001. The aggregate amount waived by the Landlord of $39,812,000 (of which the Company's share is $23,887,000) represents a portion of the rent due under the leases, which AmeriCold Logistics deferred in such years.

         On January 23, 2002, four of the leases with the Landlord were combined into one lease. This did not affect total contractual rent due under the combined leases.

         On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2004 from December 31, 2003.

         In the year ended December 31, 2001, AmeriCold Logistics recorded a charge of $8,895,000 (of which the Company's share is $5,337,000) comprised of
(i) severance and relocation costs associated with a management restructuring and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta, Georgia headquarters. Severance related charges were for the termination of 199 employees, located primarily in the Atlanta and Portland offices. In 2002, AmeriCold Logistics reduced the charge by $949,000 (of which the Company's share is $569,000).

         On December 31, 2002, Vornado and Crescent formed a new joint venture in which Vornado holds a 44% interest and Crescent holds a 56% interest. This new joint venture acquired AmeriCold Logistics' Carthage, Missouri and Kansas City, Kansas limestone quarries for $20,000,000, the appraised value. The purchase price consisted of $8,929,000 in cash and the cancellation of $11,071,000 of notes owed by AmeriCold Logistics to Crescent. AmeriCold Logistics recognized a gain of $2,225,000 (of which the Company's share is $1,335,000). AmeriCold Logistics used $8,800,000 of the cash proceeds to repay a portion of its loans from the Company. The Company recognized a gain on the repayment from AmeriCold Logistics of $8,608,000 as the loans were previously reduced by equity in losses of AmeriCold Logistics. Additionally, AmeriCold Logistics entered into a management agreement with the joint venture to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as operator of the quarries. The agreement is for a term of one year and automatically renews for additional one-year periods unless terminated by either party. The Company used the $8,800,000 repayment from AmeriCold Logistics and $700,000 of its cash to repay $7,685,000 of principal and $1,815,000 of interest and commitment fees under the Revolving Credit Agreement.

         On December 31, 2002, AmeriCold Logistics sold, without recourse, accounts receivable of $5,720,000 to Vornado and Crescent's new joint venture for $5,600,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale (of which the Company's share is $72,000). AmeriCold Logistics also agreed to act as agent to collect the accounts receivable. The Company does not believe that any significant servicing asset or liability exists.

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

         At December 31, 2002, the Company's investments in and advances to AmeriCold Logistics, excluding interest receivable, were fully absorbed by the Company's cumulative share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics has reported losses since its inception and, at December 31, 2002, the Company's share of AmeriCold Logistics' partners' deficit was $24,980,000, which includes $24,350,000 of deferred rent to its Landlord (rent recognized as expense but not paid in cash). On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2004. Based on its right to defer rent, management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through December 31, 2003. AmeriCold Logistics anticipates that in 2003 the Landlord will restructure the leases to provide additional cash flow. Further, the management of AmeriCold Logistics is also considering the financing of certain trade receivables and equipment and the sale of certain warehouse operations. In the absence of such financings and sales and the anticipated lease restructuring, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $23,834,000 loan from Vornado due December 31, 2004.

Cash Flows for the Year Ended December 31, 2002

         Net cash used in operating activities of $1,380,000 is comprised of (i) a net loss of $10,351,000 and (ii) the net change in operating assets and liabilities of $401,000, offset by (iii) a non-cash loss from AmeriCold Logistics of $9,372,000.

         Net cash provided by investing activities of $9,330,000 resulted from repayments of loans to AmeriCold Logistics.

         Net cash used in financing activities of $7,620,000 resulted primarily from repayments under the Company's Revolving Credit Agreement with Vornado.

Cash Flows for the Year Ended December 31, 2001

         Net cash used in operating activities of $2,934,000 is comprised of (i) a net loss of $7,421,000, partially offset by (ii) the net change in operating assets and liabilities of $296,000 and (iii) adjustments for non-cash and non-operating items of $4,191,000. The adjustments for non-cash and non-operating items are comprised of (i) a loss from AmeriCold Logistics of $3,413,000 and (ii) a loss from marketable securities of $778,000.

         Net cash used in investing activities of $9,282,000 is comprised of (i) advances to AmeriCold Logistics of $8,940,000 and (ii) payments of $582,000 to cease Transportal Network's operations, partially offset by (iii) repayments of loans to AmeriCold Logistics of $240,000.

         Net cash provided by financing activities of $11,642,000 resulted from borrowings under the Company's Revolving Credit Agreement with Vornado.

Cash Flows for the Year Ended December 31, 2000

         Net cash used in operating activities of $3,148,000 is comprised of (i) a net loss of $17,686,000, partially offset by (ii) the net change in operating assets and liabilities of $123,000 and (iii) adjustments for non-cash and non-operating items of $14,415,000. The adjustments for non-cash and non-operating items are comprised of (i) a loss from AmeriCold Logistics of $11,062,000 and (ii) a loss from Transportal Network of $4,983,000, partially offset by (iii) minority interest of $1,582,000 and (iv) a reversal of non-cash compensation expense of $48,000.

         Net cash used in investing activities of $14,718,000 is comprised of
(i) investments in and advances to AmeriCold Logistics of $9,000,000, (ii) an investment in Transportal Network of $4,940,000, and (iii) purchases of securities available for sale of $778,000.

         Net cash provided by financing activities of $15,198,000 primarily resulted from borrowings of $17,100,000 and repayments of $1,905,000 under the Company's Revolving Credit Agreement with Vornado.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2002 and 2001, respectively, the Company had $23,834,000 and $31,435,000 of variable rate debt outstanding bearing interest at LIBOR plus 3% (4.38% at December 31, 2002). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt outstanding at December 31, 2002 would result in a $238,000 increase in the Company's interest and debt expense ($.06 per basic share). At December 31, 2002 and 2001, respectively, AmeriCold Logistics owed $40,583,000 and $8,335,000 of deferred rent bearing interest at the 90-day treasury bill rate plus 2% (3.31% at December 31, 2002). A one percent increase for one year in the base used to determine the interest rate of the deferred rent outstanding at December 31, 2002 would result in a $406,000 increase in AmeriCold Logistics' interest expense (of which the Company's share is $244,000 or $0.06 per basic share). The interest rates of AmeriCold Logistics' other debt outstanding at December 31, 2002 and 2001 are fixed.

         The variable interest rate on the Revolving Credit Agreement is reset periodically. At reset, the Company can fix the interest rate, at its discretion, for a period of one, two, three, or six months. The Company attempts to select interest rate periods that it believes will minimize interest and debt expense. There can be no assurance that the Company will select interest rate periods that will minimize its expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                ----
Independent Auditors' Report..............................................................................       25
Consolidated Balance Sheets at December 31, 2002 and 2001.................................................       26
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000................       27
Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2002, 2001 and 2000.....       28
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000................       29
Notes to Consolidated Financial Statements................................................................       30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Vornado Operating Company
New York, New York

         We have audited the accompanying consolidated balance sheets of Vornado Operating Company as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Operating Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 7, 2003

                            VORNADO OPERATING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                           DECEMBER 31,
                                                                                               -----------------------------------
                                                                                                    2002                  2001
                                                                                               -------------         -------------
ASSETS

Cash and cash equivalents, including U.S. government obligations under repurchase
     agreements of $200,000 in 2002........................................................    $     344,686         $      14,653
Investment in and advances to AmeriCold Logistics..........................................           50,885            18,943,309
Prepaid expenses and other assets..........................................................          254,016               152,961
                                                                                               -------------         -------------
                                                                                               $     649,587         $  19,110,923
                                                                                               =============         =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note, interest, and commitment fees payable to Vornado Realty Trust........................    $  23,834,355         $  31,434,682
Due to Vornado Realty Trust................................................................           76,474                87,528
Accounts payable and accrued expenses......................................................          171,758               487,737
                                                                                               -------------         -------------
     Total liabilities.....................................................................       24,082,587            32,009,947
                                                                                               -------------         -------------
Minority interest..........................................................................               --                    --
                                                                                               -------------         -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and
     outstanding, 4,068,924 shares in each year............................................           40,689                40,689
Additional paid-in capital.................................................................       22,462,555            22,462,555
Accumulated deficit........................................................................      (43,600,097)          (33,248,868)
                                                                                               -------------         -------------
                                                                                                 (21,096,853)          (10,745,624)
Accumulated other comprehensive loss.......................................................       (2,336,147)           (2,153,400)
                                                                                               -------------         -------------
     Total stockholders' deficit...........................................................      (23,433,000)          (12,899,024)
                                                                                               -------------         -------------
                                                                                               $     649,587         $  19,110,923
                                                                                               =============         =============

                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------------------
                                                                 2002                    2001                     2000
                                                            --------------          --------------           --------------
REVENUES:
     Interest income.....................................   $        2,346          $        7,293           $       85,441
                                                            --------------          --------------           --------------

EXPENSES:
     General and administrative..........................        1,053,241               1,896,822                1,574,963
                                                            --------------          --------------           --------------
                                                                (1,050,895)             (1,889,529)              (1,489,522)

Interest and debt expense to Vornado Realty Trust........       (1,998,550)             (2,422,337)              (1,904,580)
Loss from AmeriCold Logistics............................       (7,301,784)             (2,331,105)             (10,890,600)
Loss from marketable securities..........................               --                (777,630)                      --
Loss from Transportal Network............................               --                      --               (4,982,576)
                                                            --------------          --------------           --------------

Loss before minority interest............................      (10,351,229)             (7,420,601)             (19,267,278)

Minority interest........................................               --                      --                1,581,765
                                                            --------------          --------------           --------------

NET LOSS.................................................   $  (10,351,229)         $   (7,420,601)          $  (17,685,513)
                                                            ==============          ==============           ==============

Net loss per share -- basic and diluted..................   $        (2.54)         $        (1.82)          $        (4.35)
                                                            ==============          ==============           ==============

                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                  ACCUMULATED
                                                 ADDITIONAL                          OTHER           TOTAL
                                     COMMON       PAID-IN       ACCUMULATED      COMPREHENSIVE    STOCKHOLDERS'    COMPREHENSIVE
                                     STOCK        CAPITAL         DEFICIT            LOSS            DEFICIT           LOSS
                                   ---------   -------------  --------------    ---------------   ------------    ---------------
BALANCE, JANUARY 1, 2000.........  $  40,683   $  22,459,160  $   (8,142,754)   $            --   $ 14,357,089

Common stock issued under
    employees' stock plan........          6           3,395              --                 --          3,401
Unrealized loss on securities
    available for sale...........         --              --              --           (720,126)      (720,126)   $      (720,126)
Net loss.........................         --              --     (17,685,513)                --    (17,685,513)       (17,685,513)
                                   ---------   -------------  --------------    ---------------   ------------    ---------------
BALANCE, DECEMBER 31, 2000.......     40,689      22,462,555     (25,828,267)          (720,126)    (4,045,149)   $   (18,405,639)
                                                                                                                  ===============

Recognition of loss from
    marketable securities
    previously included in
    comprehensive loss...........         --              --              --            720,126        720,126    $       720,126
Proportionate share of other
    comprehensive loss of
    AmeriCold Logistics..........         --              --              --         (2,153,400)    (2,153,400)        (2,153,400)
Net loss.........................         --              --      (7,420,601)                --     (7,420,601)        (7,420,601)
                                   ---------   -------------  --------------    ---------------   ------------    ---------------
BALANCE, DECEMBER 31, 2001.......     40,689      22,462,555     (33,248,868)        (2,153,400)   (12,899,024)   $    (8,853,875)
                                                                                                                  ===============

Proportionate share of other
    comprehensive loss of
    AmeriCold Logistics..........         --              --              --           (182,747)      (182,747)   $      (182,747)
Net loss.........................         --              --     (10,351,229)                --    (10,351,229)       (10,351,229)
                                   ---------   -------------  --------------    ---------------   ------------    ---------------

BALANCE, DECEMBER 31, 2002.......  $  40,689   $  22,462,555  $  (43,600,097)   $    (2,336,147)  $(23,433,000)   $   (10,533,976)
                                   =========   =============  ==============    ===============   ============    ===============

                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------------------------
                                                                      2002                    2001                     2000
                                                                ----------------        ----------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss...............................................    $    (10,351,229)       $     (7,420,601)        $    (17,685,513)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Minority interest..................................                  --                      --               (1,581,765)
         Equity in loss of AmeriCold Logistics..............          17,979,985               3,412,800               11,061,600
         Recovery from repayment of loans to AmeriCold
             Logistics previously reduced by equity in
             losses.........................................          (8,607,869)                     --                       --
         Loss from Transportal Network .....................                  --                      --                4,982,576
         Loss from marketable securities....................                  --                 777,630                       --
         Reversal of stock appreciation right compensation..                  --                      --                  (47,865)
     Changes in operating assets and liabilities:
         Prepaid expenses and other assets..................            (101,055)                163,438                  (14,054)
         Interest and commitment fees payable on note to
             Vornado Realty Trust...........................              19,600                  11,144                       --
         Interest receivable on loans to AmeriCold
             Logistics......................................               7,495                 (43,380)                 (15,000)
         Accounts payable and accrued expenses..............            (315,979)                150,321                  168,325
         Due to Vornado Realty Trust........................             (11,054)                 14,169                  (16,641)
                                                                ----------------        ----------------         ----------------
Net cash used in operating activities.......................          (1,380,106)             (2,934,479)              (3,148,337)
                                                                ----------------        -----------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in and advances to AmeriCold Logistics.....                  --              (8,940,000)              (9,000,000)
     Repayment of loans to AmeriCold Logistics..............           9,330,066                 239,762                       --
     Investment in Transportal Network......................                  --                (582,194)              (4,940,382)
     Purchases of securities available for sale.............                  --                      --                 (777,630)
                                                                ----------------        ----------------         ----------------
Net cash provided by (used in) investing activities.........           9,330,066              (9,282,432)             (14,718,012)
                                                                ----------------        ----------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from note from Vornado Realty Trust...........              65,000              11,642,000               17,100,000
     Repayments on note from Vornado Realty Trust...........          (7,684,927)                     --               (1,905,358)
     Exercise of stock options..............................                  --                      --                    3,401
                                                                ----------------        ----------------         ----------------
Net cash (used in) provided by financing activities.........          (7,619,927)             11,642,000               15,198,043
                                                                ----------------        ----------------         ----------------

Net increase (decrease) in cash and cash equivalents........             330,033                (574,911)              (2,668,306)
Cash and cash equivalents at beginning of period............              14,653                 589,564                3,257,870
                                                                ----------------        ----------------         ----------------

Cash and cash equivalents at end of period..................    $        344,686        $         14,653         $        589,564
                                                                ================        ================         ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash payments for interest and commitment fees.........    $      1,978,950        $      2,411,193         $      1,904,580
                                                                ================        ================         ================

                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS

         Vornado Operating Company, a Delaware corporation (the "Company"), was incorporated on October 30, 1997, as a wholly owned subsidiary of Vornado Realty Trust ("Vornado") and commenced operations on October 16, 1998. In order to maintain its status as a real estate investment trust ("REIT") for federal income tax purposes, Vornado is required to focus principally on investments in real estate assets. Accordingly, Vornado is prevented from owning certain assets and conducting certain activities that would be inconsistent with its status as a REIT. The Company was formed to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. The Company is intended to function principally as an operating company, in contrast to Vornado's principal focus on investments in real estate assets. The Company is able to do so because it is taxable as a regular "C" corporation rather than as a REIT.

         On October 16, 1998, Vornado Realty L.P. (the "Operating Partnership"), a subsidiary of Vornado, made a distribution (the "Distribution") of one share of common stock, par value $.01 per share (the "Common Stock"), of the Company for each 20 units of limited partnership interest of the Operating Partnership (including the units owned by Vornado) held of record as of the close of business on October 9, 1998, and Vornado in turn made a distribution of the Common Stock it received to the holders of its common shares of beneficial interest.

         The Company holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of and, as of December 31, 2002, owned a 90.1% partnership interest in Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries including Company L.P.

         In the aggregate, the Company's investments have not, and may not, generate sufficient cash flow to pay all of its expenses. The Company estimates that it has adequate borrowing capacity under its credit facility to meet its cash requirements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of the Company and Company L.P. All significant intercompany amounts have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. The Company enters into agreements for the purchase and resale of United States government obligations for periods of up to one week. The obligations purchased under these agreements are held in safekeeping in the Company's name by a regional money center bank. The Company has the right to demand additional collateral or return of funds at any time the collateral value is less than 102% of invested funds plus accrued earnings thereon.

         MARKETABLE SECURITIES: During the year ended December 31, 2000, the Company purchased marketable securities that it intended to hold for an indefinite period of time and therefore had classified them as securities available for sale. Unrealized gains and losses are included as a component of stockholders' deficit as other comprehensive loss. Realized gains or losses on the sale of securities are recorded based on average cost. In the three months ended March 31, 2001, the Company recognized a loss from these securities for the entire purchase price due to an "other than temporary decline" in their fair value.

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         INVESTMENTS IN AND ADVANCES TO AMERICOLD LOGISTICS: The Company's 60% interest in AmeriCold Logistics is accounted for under the equity method of accounting as Crescent Operating, Inc. ("COPI"), the Company's partner in AmeriCold Logistics, has substantive participating rights. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company's share of comprehensive income or loss and cash distributions or principal repayments from AmeriCold Logistics. The interest earned on the advances to AmeriCold Logistics is recorded as a component of income or loss from AmeriCold Logistics. At December 31, 2002, the Company's investments in and advances to AmeriCold Logistics, excluding interest receivable, were fully absorbed by the Company's cumulative share of comprehensive losses of AmeriCold Logistics. The Company does not record comprehensive losses in excess of the cost of its investments in and advances to AmeriCold Logistics, as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The Company's exposure to losses from AmeriCold Logistics is limited to its investments in and advances to AmeriCold Logistics. At December 31, 2002, the Company's share of excess other comprehensive losses of AmeriCold Logistics not recorded was $7,997,000.

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair values of the note payable to Vornado at December 31, 2002 and 2001 are approximately $19,600,000 and $24,400,000, respectively. These fair values were estimated by discounting the future cash flows using current market rates available to the Company. Such fair value estimates are not necessarily indicative of the amount that would be paid upon liquidation of the Company's note payable.

         INCOME TAXES: Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the treatment of certain items for financial reporting purposes and the treatment of those items for corporate tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

         AMOUNTS PER SHARE: Basic loss per share is computed based on a weighted average of common shares outstanding. Diluted loss per share considers the dilutive effect of outstanding stock options, stock appreciation rights ("SARs"), rights, and limited partnership units of Company L.P. not owned by the Company.

         STOCK OPTIONS AND STOCK APPRECIATION RIGHTS: The Company accounts for employee stock options under the intrinsic value method of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, as amended and interpreted. Under the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the exercise price of the stock options granted. Compensation cost for employee stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant stock options with exercise prices equal to the quoted market price of the Company's Common Stock on the grant date. Accordingly, no compensation cost has been recognized for employee stock options for the years ended December 31, 2002, 2001, and 2000.

         The Company accounts for SARs under the provisions of FASB Interpretation ("FIN") No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. SARs are granted at 100% of the market price of the Company's Common Stock on the date of grant. SARs vest ratably, becoming fully vested 36 months after grant. Compensation expense is recognized ratably in the statement of operations if the market price of the Company's Common Stock exceeds the exercise price at the balance sheet date. At subsequent balance sheet dates and the date the SARs become fully vested, additional compensation expense is recognized ratably if the market price exceeds the previous market price. If the market price falls, the previously recognized expense is reversed but not adjusted below zero. No compensation cost has been recognized for SARs for the years ended December 31, 2002 and 2001. The Company reversed compensation costs of $47,865 in the year ended December 31, 2000.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. The Company voluntarily adopted the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively for all employee awards granted, modified, or settled in 2003 and thereafter. The Company will utilize an option-pricing model and appropriate market assumptions to determine the value of such grants. Compensation expense will be recognized on a straight-line basis over the vesting periods of the grants.

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company's employee stock options and SARs plan is more fully described in "Note 7 - Employees' Stock Options and Stock Appreciation Rights".

         RECENTLY ISSUED ACCOUNTING STANDARDS: In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. The implementation of this standard did not have a material impact on the Company's consolidated financial statements.

         In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe that the adoption of this standard will affect the Company's consolidated financial statements.

         In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS No. 144 provides for a single accounting model for long-lived assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of an entity. The implementation of this standard did not have a material impact on the Company's consolidated financial statements.

         In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13, Accounting for Leases, be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they meet the criteria of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The amendment of SFAS No. 13 did not have a material impact on the Company's consolidated financial statements. The Company does not believe that the rescission of SFAS No. 4 will affect the Company's consolidated financial statements.

         In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe that the adoption of this standard will affect the Company's consolidated financial statements.

         In November 2002, FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued and clarifies that a guarantor is required to recognize a liability for the fair value of an obligation undertaken at the inception of a guarantee. The disclosure requirements of FIN No. 45 are effective for the first interim or annual reporting period ending after December 15, 2002. The initial recognition provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The implementation of the disclosure requirements of this interpretation did not have an impact on the Company's consolidated financial statements. The Company does not believe that the adoption of the recognition provisions of this interpretation will affect the Company's consolidated financial statements.

         In January 2003, FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. FIN

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No. 46 applies immediately to all variable interest entities created after January 31, 2003. For variable interest entities created by public companies before February 1, 2003, FIN No. 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described by FIN No. 46 occurs. The Company is currently evaluating the impact of this interpretation regarding the appropriateness of the continued use of the equity method of accounting for its investment in AmeriCold Logistics.

3.   INVESTMENTS IN AND ADVANCES TO AMERICOLD LOGISTICS

     (Data in this section represents 100% of AmeriCold Logistics, of which the Company's share is 60%)

         On March 11, 1999, the Company and COPI formed the "Vornado Crescent Logistics Operating Partnership" (which does business under the name "AmeriCold Logistics") to purchase all of the non-real estate assets of the Vornado REIT/Crescent REIT Partnership (the "Landlord") for $48,723,000, of which the Company's 60% share was $29,234,000. To fund its share of the purchase price, the Company utilized $4,647,000 of cash and borrowed $18,587,000 under its Revolving Credit Agreement with Vornado. The Company paid the balance of $6,000,000 on March 7, 2000. AmeriCold Logistics leases 88 temperature controlled warehouses from the Landlord which continues to own the real estate. The leases, which commenced in March 1999, as amended, generally have 15-year terms with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenues from customers. AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $9,500,000 annually. AmeriCold Logistics has the right to defer the payment of 15% of annual fixed base rent and all percentage rent until December 31, 2003, to the extent that available cash, as defined in the leases, is insufficient to pay such rent. In addition to the leased warehouses, AmeriCold Logistics manages 13 additional warehouses.

         The following condensed balance sheet data represents 100% of AmeriCold Logistics, of which the Company owns 60%:

                                                                      December 31,
                                                         --------------------------------------
                (amounts in thousands)                         2002                  2001
                                                         ----------------      ----------------
Current assets........................................   $        116,420      $        121,551
Non-current assets....................................             47,670                58,914
                                                         ----------------      ----------------
                                                         $        164,090      $        180,465
                                                         ================      ================

Current liabilities (1)...............................   $        115,057      $        112,865
Non-current liabilities (1)...........................             90,666                59,834
                                                         ----------------      ----------------
                                                         $        205,723      $        172,699
                                                         ================      ================

Partners' (deficit) capital...........................   $        (41,633)     $          7,766
                                                         =================     ================

(1) AmeriCold Logistics' creditors have no recourse to the general credit of the Company. At December 31, 2002, AmeriCold Logistics' notes payable (including loans from the Company of $8,356) and capital leases of $18,960 were collateralized by property, plant and equipment and accounts receivable with a net book value of approximately $34,505.

         During 2001 and 2000, the Company made three secured loans totaling $11,940,000 to AmeriCold Logistics. The first two loans, totaling $6,840,000, were secured by a mortgage on AmeriCold Logistics' quarries. These loans bore interest at 12% and required monthly payments of interest until maturity on March 31, 2002. The third loan was $5,100,000 and is secured by property, plant and equipment. This loan bears interest at 14% and requires monthly payments of principal and interest of $99,000 until maturity on December 31, 2002. On March 11, 2002, all three of these loans were amended to extend the maturity date to December 31, 2004. On December 31, 2002, AmeriCold Logistics used $8,800,000 of the cash proceeds from the sale of its quarries, as discussed on page 35, to repay the two loans secured by the quarries and a portion of the loan secured by property, plant and equipment. At December 31, 2002, $2,356,000 remains outstanding under the property, plant and equipment loan.

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company's $6,000,000 contribution to AmeriCold Logistics on March 7, 2000 was unmatched by COPI. Accordingly, the $4,000,000 contribution receivable shown in partners' capital of the Vornado Crescent Logistics Operating Partnership's financial statements was cancelled at December 31, 2001. On March 11, 2002, the Company's $6,000,000 became a special equity contribution that has priority over the original equity amounts and accrues a return of 12% compounded annually. On November 5, 2002, the Company's $6,000,000 special equity contribution was converted into a loan collateralized by certain trade receivables of AmeriCold Logistics. The conversion was effective March 11, 2002. The loan bears interest of 12% and requires monthly interest payments until maturity on December 31, 2004.

         The following represents the components of the Company's loss from AmeriCold Logistics:

                                                       For the Year Ended December 31,
                                               ----------------------------------------------
           (amounts in thousands)                  2002             2001              2000
                                               ------------      -----------      -----------
Equity in loss.............................    $    (17,980)     $    (3,413)     $   (11,062)
Interest on loans..........................           2,070            1,082              171
Recovery from repayment of loans
  previously reduced by equity in losses...           8,608               --               --
                                               ------------      -----------      -----------
                                               $     (7,302)     $    (2,331)     $   (10,891)
                                               ============      ===========      ===========

         The following condensed operating data represents 100% of AmeriCold Logistics, of which the Company owns 60%:

                                                 For the Year Ended December 31,
                                 --------------------------------------------------------------
    (amounts in thousands)              2002                  2001                  2000
                                 ------------------    ------------------    ------------------
Revenues.......................  $          646,332    $          647,259    $          676,158
                                 ==================    ==================    ==================

Costs other than rent and
    depreciation applicable to
    revenues...................  $          473,811    $          474,663    $          478,809
                                 ==================    ==================    ==================

Rent (1).......................  $          153,759    $          116,464(2) $          170,640
                                 ==================    ==================    ==================

Net loss.......................  $          (29,766)   $           (5,688)   $          (18,436)
                                 ==================    ==================    ==================

(1) Includes the effect of straight-lining.

(2) In the year ended December 31, 2001, $39,812 of rent was waived by the Landlord, of which $25,469 was for 2001 rent and $14,343 was for 2000 rent.

         At December 31, 2002, the Company's investments in and advances to AmeriCold Logistics, excluding interest receivable, were fully absorbed by the Company's cumulative share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics has reported losses since its inception and, at December 31, 2002, the Company's share of AmeriCold Logistics' partners' deficit was $24,980,000, which includes $24,350,000 of deferred rent to its Landlord (rent recognized as expense but not paid in cash). On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2004. Based on its right to defer rent, management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through December 31, 2003. AmeriCold Logistics anticipates that in 2003 the Landlord will restructure the leases to provide additional cash flow. Further, the management of AmeriCold Logistics is also considering the financing of certain trade receivables and equipment and the sale of certain warehouse operations. In the absence of such financings and sales and the anticipated lease restructuring, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $23,834,000 loan from Vornado due December 31, 2004.

'
                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

AmeriCold Logistics' Leases with the Landlord

         On February 22, 2001, AmeriCold Logistics' leases with the Landlord were restructured to, among other things, (i) reduce 2001 contractual rent to $146,000,000 ($14,500,000 less than 2000 contractual rent), (ii) reduce 2002 contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and
(iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

         AmeriCold Logistics' deferred rent liability at December 31, 2002, net of the waived rent discussed below, is as follows:

               (amounts in thousands)                            Total              The Company's Share
                                                           ------------------       --------------------
Deferred during 2002                                       $           32,248       $             19,349
Aggregate deferral at December 31, 2001                                 8,335                      5,001
                                                           ------------------       --------------------
                                                           $           40,583       $             24,350
                                                           ==================       ====================

         In the three months ended December 31, 2001, AmeriCold Logistics reversed $25,469,000 of the rent expense recorded in 2001. This resulted from the Landlord waiving its rights to collect this portion of the rent. Further, the Landlord waived $14,343,000 of the rent expense recorded by AmeriCold Logistics in 2000; AmeriCold Logistics recorded this amount as income in the three months ended December 31, 2001. The aggregate amount waived by the Landlord of $39,812,000 (of which the Company's share is $23,887,000) represents a portion of the rent due under the leases which AmeriCold Logistics deferred in such years.

         On January 23, 2002, four of the leases with the Landlord were combined into one lease. This did not affect total contractual rent due under the combined leases.

         On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2004 from December 31, 2003.

Severance and Relocation Costs

         In the year ended December 31, 2001, AmeriCold Logistics recorded a charge of $8,895,000 (of which the Company's share is $5,337,000) comprised of
(i) severance and relocation costs associated with a management restructuring and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta, Georgia headquarters. Severance related charges were for the termination of 199 employees, located primarily in the Atlanta and Portland offices. In 2002, AmeriCold Logistics reduced the charge by $949,000 (of which the Company's share is $569,000).

Dispositions

         On December 31, 2002, Vornado and Crescent Real Estate Equities Company ("Crescent") formed a new joint venture in which Vornado holds a 44% interest and Crescent holds a 56% interest. This new joint venture acquired AmeriCold Logistics' Carthage, Missouri and Kansas City, Kansas limestone quarries for $20,000,000, the appraised value. The purchase price consisted of $8,929,000 in cash and the cancellation of $11,071,000 of notes owed by AmeriCold Logistics to Crescent. AmeriCold Logistics recognized a gain of $2,225,000 (of which the Company's share is $1,335,000). AmeriCold Logistics used $8,800,000 of the cash proceeds to repay a portion of its loans from the Company. The Company recognized a gain on the repayment from AmeriCold Logistics of $8,608,000 as the loans were previously reduced by equity in losses of AmeriCold Logistics. Additionally, AmeriCold Logistics entered into a management agreement with the joint venture to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as operator of the quarries. The agreement is for a term of one year and automatically renews for additional one-year periods unless terminated by either party. The Company used the $8,800,000 repayment from AmeriCold Logistics and $700,000 of its cash to repay $7,685,000 of principal and $1,815,000 of interest and commitment fees under the Revolving Credit Agreement with Vornado.

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         On December 31, 2002, AmeriCold Logistics sold, without recourse, accounts receivable of $5,720,000 to Vornado and Crescent's new joint venture for $5,600,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale (of which the Company's share is $72,000). AmeriCold Logistics also agreed to act as agent to collect the accounts receivable. The Company does not believe that any significant servicing asset or liability exists.

4.   LOSS FROM TRANSPORTAL NETWORK

         Pursuant to a plan announced to employees on September 28, 2000, Transportal Network, a 60% owned internet start-up, ceased operations because of a failure to attract third party funding. As a result, the Company recorded a charge of $4,983,000 for the year ended December 31, 2000, representing the Company's share of Transportal Network's loss of $4,260,000 and the cost to cease Transportal Network's operations of $723,000.

5.   INCOME TAXES

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, specifically (i) the 2002 net operating loss carryforward as reflected on the Company's tax return, (ii) the book to tax differences arising from the Company's investment in AmeriCold Logistics and (iii) the write-off of organization costs in 1999 and 1998 for financial reporting purposes and the amortization of such costs over 60 months for tax reporting purposes.

         The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2002 and 2001 are as follows:

                                                                           December 31,
                                                                 ---------------------------------
                  (amounts in thousands)                             2002                 2001
                                                                 ------------         ------------
Deferred assets:
   Organization costs........................................    $        106         $        212
   Minority interest (taxed directly to limited partner).....             940                  940
   Net operating loss carryforward...........................          12,164               10,052
   Book to tax differences...................................           1,720                 (414)
                                                                 ------------         ------------
                                                                       14,930               10,790
Valuation allowance..........................................         (14,930)             (10,790)
                                                                 ------------         ------------
Net deferred tax asset.......................................    $         --         $         --
                                                                 ============         ============

         Because the Company has a history of operating losses, a valuation allowance has been established for its deferred tax assets. The need for this allowance will be reassessed periodically based upon the operating results of the Company.

         A reconciliation of income taxes to the expected income tax benefit is as follows:

                                                                           Year Ended December 31,
                                                          -----------------------------------------------------------
              (amounts in thousands)                          2002                    2001                   2000
                                                          ------------            ------------           ------------
Loss before income taxes and minority interest.....       $     10,351            $      7,421           $     19,267
Statutory federal income tax rate..................                 34%                     34%                    34%
                                                          ------------            ------------           ------------
                                                                 3,519                   2,523                  6,551
Expected state income tax benefit..................                621                     445                  1,156
                                                          ------------            ------------           ------------
                                                                 4,140                   2,968                  7,707
Valuation allowance................................             (4,140)                 (2,968)                (7,707)
                                                          ------------            ------------           ------------
Income taxes.......................................       $         --            $         --           $         --
                                                          ============            ============           ============

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   REVOLVING CREDIT AGREEMENT

         The Company has a $75,000,000 unsecured Revolving Credit Agreement with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (4.38% at December 31, 2002). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; for the years ended December 31, 2002, 2001, and 2000, the Company paid commitment fees of $432,000, $485,000 and $630,000, respectively. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends. The Company currently has no external sources of financing except this facility. On December 31, 2002, the Company used the $8,800,000 repayment from AmeriCold Logistics and $700,000 of its cash to repay $7,685,000 of principal and $1,815,000 of interest and commitment fees.

7.   EMPLOYEES' STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         Under the 1998 Omnibus Stock Plan (the "Plan"), various directors, officers and key employees of Vornado and the Company were granted incentive and non-qualified stock options to purchase Common Stock of the Company. Awards to officers and employees of Vornado were granted prior to the Distribution. The options were granted at prices equal to the book value per share as of the date of grant for options granted prior to the Distribution, and 100% of the market price of the Common Stock at the date of grant for options granted after the Distribution. Shares vest ratably, becoming fully vested 36 months after grant. All options expire ten years after grant.

         If compensation cost for stock option awards had been determined based on fair value at the grant dates, net loss and loss per share would have been increased to the pro forma amounts below:


                                                               Year Ended December 31,
          (amounts in thousands,                --------------------------------------------------------
         except per share amounts)                   2002                 2001                 2000
                                                --------------       --------------       --------------
Net loss:
    As reported.............................    $      (10,351)      $       (7,421)      $      (17,686)
    Pro forma...............................           (10,351)              (8,037)             (18,421)
Net loss per share, basic and diluted:
    As reported.............................    $        (2.54)      $        (1.82)       $       (4.35)
    Pro forma...............................             (2.54)               (1.98)               (4.53)

         The fair value of each option grant is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions used for grants in the period ended December 31, 2000 (no options were granted in the years ended December 31, 2002 and 2001):

                                        Year Ended
                                       December 31,
                                           2000
                                       ------------
Expected volatility..................     194%
Expected life........................       5 years
Risk-free interest rate..............     5.0%
Expected dividend yield..............      --
Fair value                              $ 6.54

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         A summary of the Plan's status and changes are presented below:

                                                                         Year Ended December 31,
                                             ---------------------------------------------------------------------------------
                                                      2002                         2001                         2000
                                             -----------------------     ------------------------     ------------------------
                                                           Weighted                     Weighted                     Weighted
                                                           Average                      Average                      Average
                                                           Exercise                     Exercise                     Exercise
                                             Shares         Price        Shares          Price         Shares         Price
                                             -------     -----------     --------     -----------     --------     -----------
Outstanding at January 1...................  438,706     $      5.70      651,475     $      5.86      479,319     $      5.54

Granted....................................       --             --            --              --      175,000            6.72

Exercised..................................       --             --            --              --         (614)           5.54

Cancelled or converted to SARs.............  (59,597)           6.72     (212,769)           6.18       (2,230)           5.54
                                             -------                     --------                     --------

Outstanding at December 31.................  379,109            5.54      438,706            5.70      651,475            5.86
                                             =======                     ========                     ========

Options exercisable at December 31.........  379,109                      438,706                      319,414
                                             =======                     ========                     ========

         The 379,109 options which were outstanding and exercisable as of December 31, 2002 have a remaining contractual life of 5.6 years.

         Effective December 17, 2001, two plan participants converted 90,000 outstanding stock options with an exercise price of $5.54 into SARs. 220,000 SARs were outstanding and exercisable at December 31, 2002 at a price of $5.54.

         Shares available for future grant under the Plan at December 31, 2002 were 400,277.

8.   VORNADO AGREEMENT

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

         Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's offices, space for the Company's principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and reimburses Vornado for certain costs incurred and paid to third parties on behalf of the Company. For such services, the Company incurred $330,000, $371,000 and $330,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

         Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

9.   MINORITY INTEREST

         Minority interest represents limited partnership interests in Company L.P. not owned by the Company. On October 16, 1998, (i) Interstate Properties ("Interstate"), a New Jersey general partnership owned by Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado), and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company), exchanged 447,017

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares of Common Stock for a 9.9% undivided interest in all of the Company's assets and (ii) Interstate and the Company contributed all of their interests in such assets to Company L.P. and in return Interstate received a 9.9% limited partnership interest and the Company received the 90.1% sole general partnership interest therein. Interstate has the right to have its limited partnership interest in Company L.P. redeemed by Company L.P. either for (a) cash in an amount equal to the fair market value, at the time of redemption, of 447,017 shares of Common Stock or (b) 447,017 shares of Common Stock, in each case as selected by the Company and subject to customary anti-dilution adjustments.

         During the year ended December 31, 2000, Interstate's investment in Company L.P was fully absorbed by net losses. Interstate's share of net losses in excess of its contributions ($2,085,000 at December 31, 2002) has been and will be recognized by the Company as Interstate has no obligation to provide additional funding to Company L.P.

         Excluding rights distributed under the Stockholder Protection Rights Plan, as discussed below, in 2002, no dividends or distributions have been made to Interstate since inception.

10.  LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:


                                                                     Year Ended December 31,
            (amounts in thousands, except              -------------------------------------------------------
             share and per share amounts)                     2002               2001               2000
                                                       ----------------   ----------------    ----------------
Numerator:
  Net loss.........................................    $        (10,351)  $         (7,421)   $        (17,686)
                                                       ================   ================    ================

Denominator:
  Weighted average shares outstanding..............           4,068,924          4,068,924           4,068,727
                                                       ================   ================    ================

Net loss per share - basic and diluted.............    $          (2.54)  $          (1.82)   $          (4.35)
                                                       ================   ================    ================

         The Company's stock options and SARs are not dilutive in the reporting periods as the average market prices of the Company's Common Stock did not exceed the exercise prices or the Company reported net losses. The Company's rights are not dilutive in the reporting periods as the rights were not exercisable. The limited partnership units of Company L.P. not owned by the Company are not dilutive in the full year reporting periods as the Company reported net losses.

11.  STOCKHOLDER PROTECTION RIGHTS PLAN

         On May 29, 2002, the Company adopted a Stockholder Protection Rights Plan (the "Rights Plan") and declared a dividend of one right for each outstanding share of the Company's Common Stock. The dividend was paid on June 7, 2002 to stockholders of record on that date. In addition, the Company issued one right in respect of each outstanding limited partnership unit of Company L.P. not owned by the Company. The initial issuance of the rights had no accounting or tax consequences and did not change the way in which the Common Stock is traded.

         The rights become exercisable after the earlier of (a) ten business days after any person commences a tender offer that would result in such person becoming the beneficial owner of 10% or more of the Common Stock (an "Acquiring Person") or (b) on the first day on which any person becomes an Acquiring Person, subject to certain exceptions. Pursuant to the terms of the Rights Plan, rights owned by an Acquiring Person will automatically become void and each other right will entitle the holder to receive, for $13.50, as adjusted under the terms of the Rights Plan (the "Exercise Price"), cash in an amount, or debt or other securities with a value, equal to (i) the closing market price of a share of Common Stock on the date of exercise times (ii) the number of shares of Common Stock having an aggregate market value, as defined by the Rights Plan, equal to twice the Exercise Price, or, at the Company's discretion, the number of shares of Common Stock described in (ii) above.

         The rights will expire on June 7, 2012 unless they expire earlier as provided in the Rights Plan. The Company may redeem the rights subject to certain conditions.

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  COMMITMENTS AND CONTINGENCIES

         The Company is from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

13.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                        INCOME (LOSS)                                                   NET INCOME
                                            FROM                                    NET INCOME          (LOSS) PER
       (amounts in thousands,             AMERICOLD        NET INCOME               (LOSS) PER             SHARE
     except per share amounts)            LOGISTICS         (LOSS)(1)              SHARE (BASIC)       (DILUTED)(2)
                                        -------------    --------------            -------------       ------------
2002
    March 31........................    $      (3,311)   $     (4,074)               $   (1.00)          $   (1.00)
    June 30.........................           (3,927)         (4,723)                   (1.16)              (1.16)
    September 30....................           (4,782)         (5,730)                   (1.41)              (1.41)
    December 31.....................            4,718           4,175 (3)                 1.03                0.92

2001
    March 31........................    $      (1,921)   $     (3,804)               $   (0.93)          $   (0.93)
    June 30.........................           (5,812)         (6,845)(4)                (1.68)              (1.68)
    September 30....................           (5,809)         (6,878)(4)                (1.69)              (1.69)
    December 31.....................           11,211          10,107 (4)                 2.48                2.24

(1)The total for the year may differ from the sum of quarters as a result of rounding.

(2)The total for the year differs from the sum of quarters as the limited partnership units of Company L.P. not owned by the Company are dilutive in quarters in which the Company reported net income.

(3)Net income for the three months ended December 31, 2002 includes the Company's $1,335 share of AmeriCold Logistics' $2,225 gain on the sale of its Carthage, Missouri and Kansas City, Kansas quarries and an $8,608 recovery from the $8,800 repayment of loans to AmeriCold Logistics previously reduced by equity in losses.

(4)Net income for the three months ended December 31, 2001 includes the Company's $23,887 share of $39,812 of deferred rent waived by AmeriCold Logistics' Landlord and $2,697 of the Company's $5,337 share of AmeriCold Logistics' charge of $8,895 for severance and relocation costs. The Company recognized the $2,640 balance of its share of this charge in the three months ended June 30, 2001 ($1,740) and September 30, 2001 ($900).

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to directors of the Company will be contained in a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the election of directors which the Company will file with the Securities and Exchange Commission not later than 120 days after December 31, 2002, and such information is incorporated by reference herein. For information on the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         Information relating to executive compensation will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant" and such information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information relating to security ownership of certain beneficial owners and management and related stockholder matters will be contained in the Proxy Statement referred to in "Item 10. Directors and Executive Officers of the Registrant" and such information is incorporated by reference herein.

          A summary of the Company's equity compensation plans follows:

                                Equity Compensation Plan Information
-----------------------------------------------------------------------------------------------------------
                                                                                         Number of securities
                                           Number of                                      remaining available
                                        securities to be                                 for future issuance
                                          issued upon                                        under equity
                                          exercise of           Weighted-average         compensation plans
                                          outstanding          exercise price of         (excluding securities
                                       options, warrants     outstanding options,           reflected in
             Plan Category               and rights (a)      warrants and rights(b)          column (a))(c)
             -------------             -----------------     ----------------------      ---------------------
Equity compensation plans approved
by security holders                           N/A                   N/A                          N/A

Equity compensation plans not
approved by security holders(1)             379,109              $   5.54                       400,277
                                            -------              --------                       -------

Total                                       379,109              $   5.54                       400,277
                                            =======              ========                       =======

(1) Under the 1998 Omnibus Stock Plan (the "Plan"), the Company may grant stock options (either incentive stock options or non-qualified stock options), stock appreciation rights ("SARs"), performance stock and restricted stock to employees, officers, directors and consultants of the Company and employees of Vornado Realty Trust (collectively the "Participants"). The Plan is administered by the Compensation Committee of the Board of Directors of the Company. Under the Plan, the grant price of stock options shall not be less than 100% of the fair market value of the Company's common stock, par value $.01 per share, ("Common Stock") on the date of grant and, in no event, may the options be exercisable more than ten years after the date of grant. SARs may be granted in tandem with a stock option or may be freestanding. No SARs shall be exercisable earlier than six months after grant, except in case of death or disability. SARs entitle the Participant to receive from the Company an amount equal to the increase of the fair market value of the Common Stock over the grant price upon exercise. Performance and restricted stock may be granted in the form of shares of Common Stock or limited partnership units of Vornado Operating L.P. The Compensation Committee has sole discretion to establish the performance or restriction period, respectively, for these awards. SARs, performance stock and restricted stock may be settled in cash, Common Stock or a combination at the Compensation Committee's sole discretion. The Board of Directors of the Company may amend or terminate the Plan or any portion thereof at any time. The grant of awards under the Plan shall not exceed 1,000,000 shares of Common Stock.

         See "Note 7. Employees' Stock Options and Stock Appreciation Rights" to the Company's Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data".

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to certain relationships and related transactions will be contained in the Proxy Statement referred to in "Item 10. Directors and Executive Officers of the Registrant" and such information is incorporated by reference herein.

ITEM 14.   CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of Vornado Operating Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  1. The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.

                  2. The following financial statement schedules should be read in conjunction with the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K:

                                                                               Pages in this
                                                                             Annual Report on
                                                                                 Form 10-K
                                                                             -----------------
Vornado Crescent Logistics Operating Partnership and Subsidiary:

    Independent Auditors' Report                                                    47

    Consolidated Balance Sheets at December 31, 2002 and 2001                       48

    Consolidated Statements of Operations for the Years Ended December 31,
      2002, 2001 and 2000                                                           50

    Consolidated Statements of Partners' (Deficit) Capital for the Years
      Ended December 31, 2002, 2001 and 2000                                        51

    Consolidated Statements of Cash Flows for the Years Ended December 31,
      2002, 2001 and 2000                                                           52

    Notes to Consolidated Financial Statements                                      54

                  Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

                  3.       Exhibits:

                           See Exhibit Index on page 67.

         (b)      Reports on Form 8-K:

                  During the last quarter of the period covered by this Annual Report on Form 10-K, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VORNADO OPERATING COMPANY

                                    By: /s/ Joseph Macnow
                                        ----------------------------------------
                                       Joseph Macnow, Executive Vice President -
                                         Finance and Administration and Chief
                                         Financial Officer

Date:  March 25, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                              TITLE                          DATE
            ---------                              -----                          ----
By: /s/ Steven Roth                        Chairman of the Board of           March 25, 2003
    -------------------------------         Directors and Chief Executive
        (Steven Roth)                       Officer (Principal Executive
                                            Officer)

By: /s/ Michael D. Fascitelli              President and Director             March 25, 2003
    -------------------------------
        (Michael D. Fascitelli)

By: /s/ Douglas H. Dittrick                Director                           March 25, 2003
    -------------------------------
        (Douglas H. Dittrick)

By: /s/ Joseph Macnow                      Executive Vice President -         March 25, 2003
    -------------------------------         Finance and Administration
        (Joseph Macnow)                     and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

By: /s/ Martin N. Rosen                     Director                          March 25, 2003
    -------------------------------
        (Martin N. Rosen)

By: /s/ Richard R. West                     Director                          March 25, 2003
    -------------------------------
        (Richard R. West)

By: /s/ Russell B. Wight, Jr.               Director                          March 25, 2003
    -------------------------------
        (Russell B. Wight, Jr.)

                                  CERTIFICATION

         I, Steven Roth, certify that:

         1. I have reviewed this annual report on Form 10-K of Vornado Operating Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                                 /s/ Steven Roth
                                                 ----------------
                                                 Name: Steven Roth
                                                 Title: Chief Executive Officer

                                  CERTIFICATION

         I, Joseph Macnow, certify that:

         1. I have reviewed this annual report on Form 10-K of Vornado Operating Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                                           /s/  Joseph Macnow
                                           ------------------
                                           Name:  Joseph Macnow
                                           Title:  Executive Vice President -
                                            Finance and Administration and
                                            Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Vornado Crescent Logistics Operating Partnership and Subsidiary:

         We have audited the accompanying consolidated balance sheets of Vornado Crescent Logistics Operating Partnership and Subsidiary (the "Partnership") as of December 31, 2002 and 2001 and the related consolidated statements of operations, partners' (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Crescent Logistics Operating Partnership and Subsidiary at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 21, 2003
(March 6, 2003 as to Note 2)
(March 7, 2003 as to Note 8)

        VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                          DECEMBER 31,
                                                                                     -----------------------
(amounts in thousands)                                                                 2002           2001
                                                                                     --------       --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $ 14,891       $ 28,189
  Restricted cash                                                                      21,093         21,388
  Trade accounts receivable, net of allowance for doubtful
    accounts of $2,564 and $2,442, respectively                                        76,328         67,415
  Other current assets                                                                  4,108          4,559
                                                                                     --------       --------
Total current assets                                                                  116,420        121,551
                                                                                     --------       --------
PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                                    877         14,794
  Buildings and improvements                                                            2,717          2,880
  Machinery and equipment                                                              57,562         49,270
                                                                                     --------       --------
                                                                                       61,156         66,944

  Less accumulated depreciation and depletion                                         (25,203)       (19,574)
                                                                                     --------       --------
Property, plant, and equipment, net                                                    35,953         47,370
                                                                                     --------       --------
OTHER ASSETS                                                                           11,717         11,544
                                                                                     --------       --------
                                                                                     $164,090       $180,465
                                                                                     ========       ========

                                                                     (Continued)
                See notes to consolidated financial statements.

        VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                                          DECEMBER 31,
                                                                                     -----------------------
(amounts in thousands)                                                                 2002          2001
                                                                                     --------      --------
LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

CURRENT LIABILITIES:
  Accounts payable                                                                   $ 15,763       $ 14,039
  Accrued expenses                                                                     48,730         50,006
  Current portion of long-term debt                                                     1,600          1,906
  Current portion of capitalized lease obligations                                      1,787            967
  Unearned revenue                                                                      9,474          8,373
  Due to AmeriCold Realty Trust                                                        37,703         37,574
                                                                                     --------       --------
Total current liabilities                                                             115,057        112,865

Long-term debt                                                                          7,441         22,840
Long-term capitalized lease obligations                                                 8,132          4,449
Deferred rent obligations to AmeriCold Realty Trust                                    40,583          8,335
Straight-line rent liability to AmeriCold Realty Trust                                 14,661         10,811
Pension and retirement benefits                                                        17,341         11,033
Other liabilities                                                                       2,508          2,366
                                                                                     --------       --------
Total liabilities                                                                     205,723        172,699
                                                                                     --------       --------
COMMITMENTS AND CONTINGENCIES

PARTNERS' (DEFICIT) CAPITAL:
  Partners' capital                                                                    38,723         44,723
  Accumulated deficit                                                                 (63,134)       (33,368)
  Accumulated other comprehensive loss - minimum pension charge                       (17,222)        (3,589)
                                                                                     --------       --------
    Total partners' (deficit) capital                                                 (41,633)         7,766
                                                                                     --------       --------
                                                                                     $164,090       $180,465
                                                                                     ========       ========

                See notes to consolidated financial statements.

        VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------------
(amounts in thousands)                                                                 2002           2001         2000
                                                                                     --------       --------     ---------
REVENUES                                                                             $646,332       $647,259     $ 676,158
                                                                                     --------       --------     ---------
OPERATING EXPENSES:
  Cost of operations (not including depreciation, depletion,
    and amortization)                                                                 473,811        474,663       478,809
  Rent expense on leases with AmeriCold Realty Trust,
    net of $25,469 in forgiveness in 2001 of 2001 contractual rents                   153,759        130,807       170,640
  Forgiveness of 2000 contractual rents with AmeriCold Realty Trust                         -        (14,343)            -
  General and administrative                                                           37,407         37,691        35,933
  Severance and other charges                                                            (949)         8,895             -
  Depreciation, depletion, and amortization                                            10,701         11,477         7,803
  Gain on sale of quarries                                                             (2,225)             -             -
                                                                                     --------       --------     ---------
    Total operating expenses                                                          672,504        649,190       693,185
                                                                                     --------       --------     ---------

OPERATING LOSS                                                                        (26,172)        (1,931)      (17,027)

OTHER INCOME (EXPENSE):
  Interest expense                                                                     (5,089)        (4,702)       (2,136)
  Other income, net                                                                     1,495            945           727
                                                                                     --------       --------     ---------
NET LOSS                                                                             $(29,766)      $ (5,688)    $ (18,436)
                                                                                     ========       ========     =========

                See notes to consolidated financial statements.

        VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL

                                                                                    ACCUMULATED
                                                                                       OTHER
                                                                                   COMPREHENSIVE     CAPITAL
                                                   PARTNERS'      ACCUMULATED      LOSS - MINIMUM  CONTRIBUTION
(amounts in thousands)                              CAPITAL          DEFICIT       PENSION CHARGE    RECEIVABLE     TOTAL
                                                   ---------      -----------     --------------   -------------  --------
BALANCE - JANUARY 1, 2000                          $  38,723       $  (9,244)        $      -       $      -     $  29,479

Capital contribution                                  10,000               -                -         (4,000)        6,000

COMPREHENSIVE LOSS:
Net loss                                                   -         (18,436)               -              -       (18,436)
Adjustment for minimum pension liability                   -               -             (830)             -          (830)
                                                                                                                 ---------
Total comprehensive loss                                   -               -                -              -       (19,266)
                                                   ---------       ---------        ---------      ---------     ---------
BALANCE - DECEMBER 31, 2000                           48,723         (27,680)            (830)        (4,000)       16,213

Cancellation of capital commitment                    (4,000)              -                -          4,000             -

COMPREHENSIVE LOSS:
Net loss                                                   -          (5,688)               -              -        (5,688)
Adjustment for minimum pension liability                   -               -           (2,759)             -        (2,759)
                                                                                                                 ---------
Total comprehensive loss                                   -               -                -              -        (8,447)
                                                   ---------       ---------        ---------      ---------     ---------
BALANCE - DECEMBER 31, 2001                           44,723         (33,368)          (3,589)             -         7,766

Issuance of note payable in exchange for
  capital                                             (6,000)              -                -              -        (6,000)

COMPREHENSIVE LOSS:
Net loss                                                   -         (29,766)               -              -       (29,766)
Adjustment for minimum pension liability                   -               -          (13,633)             -       (13,633)
                                                                                                                 ---------
Total comprehensive loss                                   -               -                -              -       (43,399)
                                                   ---------       ---------        ---------      ---------     ---------
BALANCE - DECEMBER 31, 2002                        $  38,723       $ (63,134)        $(17,222)      $      -     $ (41,633)
                                                   =========       =========         ========       ========     =========

                See notes to consolidated financial statements.

        VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)                                                                      YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------------
                                                                                       2002           2001         2000
                                                                                     --------       --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $(29,766)      $ (5,688)    $ (18,436)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Provision for bad debts                                                               363          2,653         1,645
    Depreciation, depletion, and amortization                                          10,701         11,477         7,803
    Straight-line rent expense                                                          3,850          4,049         3,673
    Forgiveness of 2000 contractual rent                                                    -        (14,343)            -
    Gain on sale of quarries                                                           (2,225)             -             -
  Changes in assets and liabilities:
    Restricted cash                                                                       295         (6,652)        2,151
    Trade accounts receivable                                                          (9,035)        10,843        (2,524)
    Other assets                                                                          278           (522)           (9)
    Accounts payable and accrued expenses                                               1,549          2,071        (8,081)
    Due to AmeriCold Realty Trust                                                         129          7,028        (2,158)
    Deferred rent obligations                                                          32,248         (1,733)       19,011
    Other liabilities                                                                  (9,085)           354           (69)
                                                                                     --------       --------     ---------
Net cash (used in) provided by operating activities                                      (698)         9,537         3,006
                                                                                     --------       --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of quarries                                                        8,929              -             -
  Additions to property, plant, and equipment                                         (10,284)        (2,368)      (12,302)
                                                                                     --------       --------     ---------
Net cash used in investing activities                                                  (1,355)        (2,368)      (12,302)
                                                                                     --------       --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                                  -         18,940         7,014
  Repayment of long-term debt                                                         (10,706)        (1,131)          (47)
  Repayment of capital lease obligations                                                 (539)          (855)            -
  Repayment of due to AmeriCold Realty Trust                                                -         (2,149)       (5,444)
  Capital contributions                                                                     -              -         6,000
                                                                                     --------       --------     ---------
Net cash (used in) provided by financing activities                                   (11,245)        14,805         7,523
                                                                                     --------       --------     ---------
Net (decrease) increase in cash and cash equivalents                                  (13,298)        21,974        (1,773)

Cash and cash equivalents at beginning of period                                       28,189          6,215         7,988
                                                                                     --------       --------     ---------
Cash and cash equivalents at end of period                                           $ 14,891       $ 28,189     $   6,215
                                                                                     ========       ========     =========

                                                                     (Continued)

                See notes to consolidated financial statements.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------------
(amounts in thousands)                                                                2002           2001          2000
                                                                                    --------       --------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash payments for interest                                                         $  5,140       $  2,787     $     753
                                                                                    ========       ========     =========
SUPPLEMENTAL INFORMATION ABOUT NON-CASH ACTIVITIES:
 Acquisition of fixed assets under capital leases                                   $  5,042       $  4,522
                                                                                    ========       ========
 Issuance of note payable in exchange for capital                                   $  6,000
                                                                                    ========
 Cancellation of notes payable on sale of quarries                                  $ 11,071
                                                                                    ========

                 See notes to consolidated financial statements.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND BUSINESS

         Vornado Crescent Logistics Operating Partnership (the "Partnership") was formed on March 11, 1999. The Partnership holds its assets and conducts its business through its wholly owned subsidiary, AmeriCold Logistics, LLC ("AmeriCold Logistics"). AmeriCold Logistics, headquartered in Atlanta, Georgia, has approximately 6,100 employees and operates 101 temperature controlled warehouse facilities nationwide with an aggregate of approximately 541 million cubic feet of refrigerated, frozen, and dry storage space. Of the 101 warehouses, AmeriCold Logistics leases 88 temperature controlled warehouses with an aggregate of approximately 442 million cubic feet of space from the Vornado REIT/Crescent REIT Partnership ("AmeriCold Realty Trust" or the "Landlord"), and manages 13 additional warehouses containing approximately 99 million cubic feet of space. The Vornado REIT/Crescent REIT Partnership is owned 60% by Vornado Realty Trust ("Vornado") and 40% by Crescent Real Estate Equities Company ("Crescent"). AmeriCold Logistics provides the food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production, distribution and public facilities. Production facilities typically serve one or a small number of customers, generally food processors, which are located nearby. These customers store large quantities of processed or partially processed products in the facilities until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. Public facilities generally serve the needs of local and regional customers under short-term agreements. Food manufacturers and processors use these facilities to store capacity overflow from their production facilities or warehouses. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers. Additionally, prior to January 1, 2003, AmeriCold Logistics operated two limestone quarries.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: The accompanying consolidated financial statements of the Partnership include the accounts of the Partnership and its subsidiary. All significant intercompany amounts have been eliminated in consolidation.

         PARTNERSHIP MATTERS: The Partnership is owned 60% by Vornado Operating L.P. ("Vornado Operating") and 40% by COPI Cold Storage L.L.C., an affiliate of Crescent Operating, Inc., ("COPI"). The partnership agreement provides that net income and losses are allocated to each partner's account in relation to their ownership interests. Subject to certain provisions, the Partnership continues for a term through October 2027.

         Vornado Operating's $6,000,000 contribution to AmeriCold Logistics on March 7, 2000 was unmatched by COPI. Accordingly, the $4,000,000 contribution receivable shown in partners' capital was cancelled at December 31, 2001. On March 11, 2002, Vornado Operating's $6,000,000 became a special equity contribution that has priority over the original equity amounts and accrues a return of 12% compounded annually. On November 5, 2002, Vornado Operating's $6,000,000 special equity contribution was converted into a loan collateralized by certain trade receivables of AmeriCold Logistics. The conversion was effective March 11, 2002. The loan bears interest of 12% and requires monthly interest payments until maturity on December 31, 2004.

         Subject to confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code, COPI is expected to transfer its interest in AmeriCold Logistics to an entity to be owned by the shareholders of Crescent. The shareholders of COPI approved the plan of reorganization on March 6, 2003. It is uncertain whether this plan will be confirmed and what effect, if any, this plan and the proposed change in ownership will have on the operation and management of AmeriCold Logistics.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

         ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates in the consolidated financial statements include estimates for workers' compensation, health insurance and pension liabilities.

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

         RESTRICTED CASH: Cash restricted for uses related to payment of rent ($7,229,000 at both December 31, 2002 and 2001) and settlement of certain self-insured liabilities ($13,864,000 and $14,159,000 at December 31, 2002 and 2001, respectively) is classified as restricted cash.

         PROPERTY, PLANT, AND EQUIPMENT: Property, plant, and equipment is stated at cost less accumulated depreciation and depletion. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Depreciation begins the month in which the asset is placed into service. Depletion on the limestone quarries, which were sold on December 31, 2002, is computed by the unit-of-production method based on estimated recoverable units.

         AmeriCold Logistics' long-lived assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amounts may not be recoverable. In such an event, a comparison is made of the expected future operating cash flows of the long-lived assets on an undiscounted basis to the carrying amounts of the long-lived assets. If the carrying amounts of the long-lived assets exceed the sum of the expected undiscounted cash flows, an impairment charge is recognized in an amount equal to the excess of the carrying amount over the estimated fair value of the long-lived assets. AmeriCold Logistics also periodically reviews the appropriateness of the estimated useful lives of its long-lived assets.

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. SFAS No. 144 provides for a single accounting model for long-lived assets to be disposed of by sale and requires discontinued operations presentation for disposals of a "component" of an entity. The implementation of this standard did not have a material impact on the Partnership's consolidated financial statements.

         CAPITALIZED LEASES: Capitalized leases are recorded at the lower of the present value of future lease payments or the fair market value of the property. Capitalized leases are depreciated on a straight-line basis over the estimated asset life or lease term for equipment, whichever is shorter. Depreciation expense on capital leases is included in depreciation, depletion, and amortization expense.

         REVENUE RECOGNITION: Revenues include storage, transportation and handling fees, and management fees for locations managed on behalf of third parties. Storage revenues are recognized as services are provided. Transportation fees and expenses are recognized upon tender of product to common carriers, which is not materially different than if such revenues and expenses were recognized upon delivery. AmeriCold Logistics charges customers for both inbound and outbound handling in advance but defers the outbound handling revenue until the product has been shipped. Management fees and related cost reimbursements are recognized as revenue as the management services are performed and the costs are incurred. Costs related to managed facilities are included in cost of operations. Revenues from the sale of limestone are recognized upon delivery to customers.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         SIGNIFICANT CUSTOMERS: During 2002, 2001, and 2000, the following individual customers accounted for 10% or more of total revenue:

                                         2002           2001         2000
                                       --------       --------     --------
H.J. Heinz & Co.                          16%            16%           18%
ConAgra, Inc.                             11%             8%            8%

         INCOME TAXES: AmeriCold Logistics has elected to be treated as a partnership for income tax purposes. Taxable income or loss of AmeriCold Logistics is reported in the income tax returns of the partners. Accordingly, no provision for income taxes is made in the financial statements of AmeriCold Logistics.

         FAIR VALUE OF FINANCIAL INSTRUMENTS: All financial instruments of AmeriCold Logistics are reflected in the accompanying consolidated balance sheets at amounts which, in management's estimation, based upon an interpretation of available market information and valuation methodologies, reasonably approximates their fair values. Such fair values are not necessarily indicative of the amounts that would be realized upon disposition of AmeriCold Logistics' financial instruments.

         COLLECTIVE BARGAINING AGREEMENTS: At December 31, 2002, approximately 28% of AmeriCold Logistics' labor force was covered by collective bargaining agreements. Collective bargaining agreements covering approximately 2% of the labor force will expire in 2003.

         DERIVATIVES: In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133, as amended, requires the Partnership to recognize all derivatives on the balance sheet at fair value. The Partnership adopted SFAS No. 133, as amended, on January 1, 2001. The adoption of these standards did not have a significant impact on the consolidated financial statements, as AmeriCold Logistics does not use derivatives.

         RECENTLY ISSUED ACCOUNTING STANDARDS: In June 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead be subject to periodic impairment testing. The implementation of this standard did not have a material impact on the Partnership's consolidated financial statements.

         In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Partnership does not believe that the adoption of this standard will affect the Partnership's consolidated financial statements.

         In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provisions of SFAS No. 13, Accounting for Leases, be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. The amendment of SFAS No. 13 did not have a material impact on the Partnership's consolidated financial statements. The Partnership does not believe that the rescission of SFAS No. 4 will affect the Partnership's consolidated financial statements.

         In July 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Partnership does not believe that the adoption of this standard will

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

affect the Partnership's consolidated financial statements.

         In November 2002, FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued and clarifies that a guarantor is required to recognize a liability for the fair value of an obligation undertaken at the inception of a guarantee. The disclosure requirements of FIN No. 45 are effective for the first interim or annual reporting period ending after December 15, 2002. The initial recognition provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The implementation of the disclosure requirements of this interpretation did not have an impact on the Partnership's consolidated financial statements. The Partnership does not believe that the adoption of the recognition provisions of this interpretation will affect the Partnership's consolidated financial statements.

         RECLASSIFICATIONS: Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

3.       SALE OF QUARRIES

         On December 31, 2002, Vornado and Crescent formed a new joint venture in which Vornado holds a 44% interest and Crescent holds a 56% interest. This new joint venture acquired AmeriCold Logistics' Carthage, Missouri and Kansas City, Kansas limestone quarries for $20,000,000, the appraised value. The purchase price consisted of $8,929,000 in cash and the cancellation of $11,071,000 of notes owed by AmeriCold Logistics to Crescent. AmeriCold Logistics recognized a gain of $2,225,000 and used $8,800,000 of the cash proceeds to repay a portion of its loans from Vornado Operating. Additionally, AmeriCold Logistics entered into a management agreement with the joint venture to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as operator of the quarries. The agreement is for a term of one year and automatically renews for additional one-year periods unless terminated by either party.

4.       SALE OF ACCOUNTS RECEIVABLE

         On December 31, 2002, AmeriCold Logistics sold, without recourse, accounts receivable of $5,720,000 to Vornado and Crescent's new joint venture for $5,600,000 in cash. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, AmeriCold Logistics accounted for the transfer as a sale and recognized a loss of $120,000. AmeriCold Logistics also agreed to act as agent to collect the accounts receivable and does not believe that any significant servicing asset or liability exits.

5.       ACCRUED EXPENSES

   A detail of accrued expenses is as follows:

                                                                 DECEMBER 31,
                                                           -----------------------
(amounts in thousands)                                       2002           2001
                                                           --------       --------
Accrued payroll and related expense                        $ 13,113       $ 10,127
Accrued workers' compensation                                10,199          8,580
Severance and other charges                                   2,217          6,764
Other accrued expenses                                       23,201         24,535
                                                           --------       --------
                                                           $ 48,730       $ 50,006
                                                           ========       ========

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.          LONG-TERM DEBT

                                                                                           DECEMBER 31,
                                                                                     -----------------------
(amounts in thousands)                                                                 2002          2001
                                                                                     --------       --------
Notes payable to Vornado Operating:
  12% promissory note payable                                                        $  6,000       $      -
  12% promissory note payable                                                               -          3,000
  12% promissory note payable                                                               -          3,840
  14% promissory note payable                                                           2,356          4,856

Notes payable to Crescent:
  12% promissory note payable                                                               -          2,000
  12% promissory note payable                                                               -          3,500
  14% promissory note payable                                                               -          6,190

Note payable to bank                                                                      685          1,360
                                                                                     --------       --------
                                                                                        9,041         24,746
Less: current maturities                                                               (1,600)        (1,906)
                                                                                     --------       --------
Long-term debt (due in 2004)                                                         $  7,441       $ 22,840
                                                                                     ========       ========

         The $6,000,000 12% promissory note payable to Vornado Operating matures on December 31, 2004. Interest on the note is payable monthly. This note is secured by accounts receivable and may be prepaid without penalty. The 14% promissory note payable to Vornado Operating, as amended, is payable in monthly installments of principal and interest of $99,000 with a maturity date of December 31, 2004. This note is secured by certain property and equipment with a net book value of approximately $17,400,000 and may be prepaid without penalty.

         As discussed in Note 3, on December 31, 2002, AmeriCold Logistics cancelled the notes payable to Crescent and repaid a portion of the notes payable to Vornado Operating.

         The note payable to the bank matures December 31, 2003 and is payable in equal monthly installments of principal and interest and may be repaid prior to its maturity, subject to certain prepayment penalties. This loan bears interest at the rate of 10.72% per annum. The note is secured by certain equipment with a net book value of approximately $616,000.

7.       OTHER TRANSACTIONS WITH THE LANDLORD AND VORNADO

         During 2002, 2001 and 2000, AmeriCold Logistics received a management fee of $273,000, $268,000 and $255,000, respectively, from the Landlord for administrative services performed.

         During each of the years ended December 31, 2002, 2001 and 2000, AmeriCold Logistics recorded a management fee of $487,000 to Vornado Realty L.P., a subsidiary of Vornado. At December 31, 2002 and 2001, other accrued liabilities included $1,853,000 and $1,303,000, respectively, for these management fees.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.       LEASE COMMITMENTS

         AmeriCold Logistics entered into leases with the Landlord covering 88 of the warehouses used in this business. The leases, which commenced in March 1999, as amended, generally have 15-year terms with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue from customers. The leases provide for fixed base rents of approximately $136,000,000 in 2000, $137,000,000 per annum from 2001 through 2003, $140,000,000 per annum from 2004 through 2008, $145,000,000 per annum for
2009, $142,000,000 per annum for 2010, and $139,000,000 per annum from 2011 through February 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $350,000,000, and the weighted average percentage rate is approximately 36% through 2003, approximately 38% from 2004 through 2008 and approximately 40% from 2009 through February 2014. The aggregate base revenue amount under the sixth lease is approximately $32,000,000 through 2001, and approximately $26,000,000 from 2002 through February 2014, and the percentage rate is 24% through 2001, 37.5% from 2002 through 2006, 40% from 2007 through 2011 and 41% from 2012 through February 2014. The fixed base rent for each of the two five-year renewal options is equal, generally, to the greater of the fair market rent at that time and the fixed base rent for the immediately preceding lease year plus 5%.

         On February 22, 2001, AmeriCold Logistics' leases with the Landlord were restructured to, among other things, (i) reduce 2001 contractual rent to $146,000,000, (ii) reduce 2002 contractual rent to $150,000,000 (plus additional contingent rent in certain circumstances), (iii) increase the Landlord's share of annual maintenance capital expenditures by $4,500,000 to $9,500,000 effective January 1, 2000 and (iv) extend the deferred rent period to December 31, 2003 from March 11, 2002.

         AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees and insurance premiums, as well as property capital expenditures in excess of $9,500,000 annually.

         AmeriCold Logistics has the right to defer the payment of 15% of annual fixed base rent and all percentage rent until December 31, 2003 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. Pursuant thereto, AmeriCold Logistics exercised its deferral rights and deferred approximately $32,248,000, $25,469,000 and $19,011,000 in 2002, 2001 and 2000,
respectively, in fixed and percentage rent.

         In 2001, AmeriCold Logistics reversed $25,469,000 of the rent expense recorded in 2001. This resulted from the Landlord waiving its rights to collect this portion of the rent. Further, the Landlord waived $14,343,000 of the rent expense recorded by AmeriCold Logistics in 2000; AmeriCold Logistics recorded this amount as income in 2001. The aggregate amount waived by the Landlord of $39,812,000 represents a portion of the rent due under the leases, which AmeriCold Logistics deferred in such years.

         On January 23, 2002, four of the leases with the Landlord were combined into one lease. This did not affect total contractual rent due under the combined leases.

         On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2004 from December 31, 2003.

         At December 31, 2002, AmeriCold Logistics' partners' deficit was $41,633,000, which includes $40,583,000 of deferred rent to its Landlord (rent recognized as expense but not paid in cash). On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2004. Based on its right to defer rent, management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through December 31, 2003. AmeriCold Logistics anticipates that in 2003 the Landlord will restructure the leases to provide additional cash flow.

         AmeriCold Logistics also has operating and capital lease agreements with parties other than the Landlord for equipment and other facilities. AmeriCold Logistics pays taxes, insurance, and maintenance costs on substantially all of the leased property. Lease terms generally range from five to 20 years with renewal or purchase options.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         At December 31, 2002, future minimum fixed lease payments under the leases with the Landlord, including the Third Party Leases, and future minimum lease payments under operating leases with parties other than the Landlord are as follows:

(amounts in thousands)
                                                                                        THE           OTHER
YEAR ENDED DECEMBER 31,                                                               LANDLORD       LESSORS        TOTAL
2003                                                                                 $  137,100     $  7,909     $  145,009
2004                                                                                    140,340        5,523        145,863
2005                                                                                    140,087        4,780        144,867
2006                                                                                    140,005        2,548        142,553
2007                                                                                    140,005        1,853        141,858
Thereafter                                                                              870,096        2,203        872,299
                                                                                     ----------     --------     ----------
                                                                                     $1,567,633     $ 24,816     $1,592,449
                                                                                     ==========     ========     ==========

         Rent expense under leases with the Landlord, including the effect of the straight-lining of rents, was $140,973,000 for fixed rent and $12,786,000 for percentage rent for 2002, $115,780,000 for fixed rent, net of the $25,469,000 contractual rent forgiveness, as discussed above, and $15,027,000 for percentage rent for 2001 and $139,723,000 for fixed rent and $30,917,000 for percentage rent for 2000.

         Rent expense under operating leases with parties other than the Landlord was $9,150,000, $8,068,000, and $6,407,000 for 2002, 2001, and 2000,
respectively.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At December 31, 2002, future minimum lease payments under capital leases are as follows:

(amounts in thousands)

YEAR ENDED DECEMBER 31,
2003                                                                                 $    2,624
2004                                                                                      2,541
2005                                                                                      2,427
2006                                                                                      2,210
2007                                                                                      1,492
Thereafter                                                                                  906
                                                                                     ----------
Total minimum obligations                                                                12,200
Less interest portion                                                                    (2,281)
                                                                                     ----------
Present value of net minimum payments                                                     9,919
Less current portion                                                                     (1,787)
                                                                                     ----------
Long term portion                                                                    $    8,132
                                                                                     ==========

         At December 31, 2002 and 2001, property leased under capital leases had a total cost of $15,776,000 and $7,974,000 and total accumulated depreciation of $5,287,000 and $2,976,000, respectively.

9.       SEVERANCE AND OTHER CHARGES

         In the year ended December 31, 2001, AmeriCold Logistics recorded a charge of $8,895,000 comprised of (i) severance and relocation costs associated with a management restructuring and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta, Georgia headquarters. Severance related charges were for the termination of 199 employees, located primarily in the Atlanta and Portland offices. In 2002, AmeriCold Logistics reduced the charge by $949,000. At December 31, 2002, 53 of the original 199 employees had not been terminated. AmeriCold Logistics anticipates that the remaining 53 employees will be terminated during 2003. The other charges of $1,170,000 consisted primarily of a signing bonus, recruitment and other exit costs.

         These charges and the related liability are summarized below:

(amounts in thousands)                                             SEVERANCE       OTHER         TOTAL
                                                                   ---------       -----         -----
Charges                                                            $    7,725     $  1,170     $    8,895
Expenditures                                                             (961)      (1,170)        (2,131)
                                                                   ----------     --------     ----------
  Severance liability at December 31, 2001                              6,764            -          6,764

Adjustment to severance charge                                           (949)           -           (949)
Expenditures                                                           (3,598)           -         (3,598)
                                                                   ----------     --------     ----------
  Severance liability at December 31, 2002                         $    2,217     $      -     $    2,217
                                                                   ==========     ========     ==========

        VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      COMMITMENTS AND CONTINGENCIES

         The Partnership and AmeriCold Logistics are from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Partnership's financial condition, results of operations or cash flows.

         At December 31, 2002, AmeriCold Logistics issued letters of credit for certain self-insured liabilities totaling $13,807,000. These letters of credit are secured by restricted cash.

11.      VALUATION AND QUALIFYING ACCOUNTS

         The changes in the allowance for doubtful accounts are summarized below:

(amounts in thousands)                 BALANCE AT                                         BALANCE AT
                                       BEGINNING         CHARGED TO        ASSET             END
                                       OF PERIOD          EXPENSE        WRITE OFFS       OF PERIOD
                                      -----------        ----------      ----------      -----------
Year ended December 31, 2000          $     2,036        $    1,645       $   (179)      $     3,502
Year ended December 31, 2001                3,502             2,653         (3,713)            2,442
Year ended December 31, 2002                2,442               363           (241)            2,564

12.      EMPLOYEE BENEFIT PLANS

         DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS: AmeriCold Logistics has defined benefit pension plans that cover substantially all employees, other than union employees covered by union pension plans under collective bargaining agreements. Benefits under AmeriCold Logistics' plans are based on years of credited service and compensation during the years preceding retirement, or on years of credited service and established monthly benefit levels. AmeriCold Logistics also has postretirement health care plans that provide medical and life insurance coverage to eligible retired employees. The plans' assets consist primarily of mutual funds, which invest in domestic and international equities, and cash and cash equivalents.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Actuarial information regarding the defined benefit pension plans and postretirement benefits other than pensions is as follows:

                                                                                                    DECEMBER 31, 2002
                                                                                     --------------------------------------------
                                                                                        PENSION BENEFITS
                                                                                     --------------------------
                                                                                                     NATIONAL          OTHER
                                                                                     RETIREMENT      SERVICE       POSTRETIREMENT
(amounts in thousands)                                                               INCOME PLAN    RELATED PLAN       BENEFITS
                                                                                     ----------    ------------    --------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                              $  (38,276)    $ (8,824)       $   (1,732)
Service cost                                                                             (2,524)        (211)              (59)
Interest cost                                                                            (2,686)        (626)             (122)
Actuarial loss                                                                           (8,018)        (716)             (136)
Curtailments                                                                                  -            -             1,486
Plan amendments                                                                              (2)         (55)                -
Benefits paid                                                                             3,814          413                 3
                                                                                     ----------    ---------        ----------
Benefit obligation at end of year                                                    $  (47,692)    $(10,019)       $     (560)
                                                                                     ==========     ========        ==========

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                                       $   25,969     $  8,887        $        -
Actual return on plan assets                                                             (2,436)        (768)                -
Employer contributions                                                                    7,483           37                 3
Benefits paid                                                                            (3,814)        (413)               (3)
                                                                                     ----------    ---------        ----------
Fair value of plan assets at end of year                                             $   27,202     $  7,743        $        -
                                                                                     ==========     ========        ==========

Funded status                                                                        $  (20,490)    $ (2,275)       $     (560)
Unrecognized actuarial loss (gain)                                                       19,936        3,975              (222)
Unrecognized prior service cost                                                           1,103          369              (338)
                                                                                     ----------    ---------        ----------
Prepaid (accrued) benefit cost                                                       $      549     $  2,069        $   (1,120)
                                                                                     ==========     ========        ==========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEET CONSIST OF
  Accrued benefit liability                                                          $  (13,809)    $ (2,275)       $   (1,120)
  Intangible asset                                                                        1,111          369                 -
  Accumulated other comprehensive loss                                                   13,247        3,975                 -
                                                                                     ----------    ---------        ----------
Net amount recognized                                                                $      549     $  2,069        $   (1,120)
                                                                                     ==========     ========        ==========

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31, 2002
Discount rate                                                                              6.75%        6.75%             6.75%
Expected return                                                                            9.00%        9.00%              N/A
Rate of compensation increase                                                              4.00%         N/A               N/A

        VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                                   DECEMBER 31, 2001
                                                                                     -------------------------------------------
                                                                                          PENSION BENEFITS
                                                                                     --------------------------
                                                                                                     NATIONAL         OTHER
                                                                                     RETIREMENT      SERVICE      POSTRETIREMENT
(amounts in thousands)                                                               INCOME PLAN   RELATED PLAN      BENEFITS
                                                                                     -----------   ------------   --------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                              $  (35,424)   $  (8,633)      $    (1,289)
Service cost                                                                             (2,977)        (223)              (55)
Interest cost                                                                            (2,562)        (632)             (126)
Participant contributions                                                                     -            -                (7)
Actuarial (gain) loss                                                                    (2,090)         327              (292)
Plan amendments                                                                               -         (187)                -
Benefits paid                                                                             4,777          524                37
                                                                                     ----------    ---------       -----------
Benefit obligation at end of year                                                    $  (38,276)   $  (8,824)      $    (1,732)
                                                                                     ==========    =========       ===========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                                       $   26,218    $   9,377       $         -
Actual return on plan assets                                                               (122)         (81)                -
Employer contributions                                                                    4,650          115                30
Participant contributions                                                                     -            -                 7
Benefits paid                                                                            (4,777)        (524)              (37)
                                                                                     ----------    ---------       -----------
Fair value of plan assets at end of year                                             $   25,969    $   8,887       $         -
                                                                                     ==========    =========       ===========

Funded status                                                                        $  (12,307)   $      63       $    (1,732)
Unrecognized actuarial loss                                                               7,423        1,830                18
Unrecognized prior service cost                                                           1,182          332              (518)
                                                                                     ----------    ---------       -----------
(Accrued) prepaid benefit cost                                                       $   (3,702)   $   2,225       $    (2,232)
                                                                                     ==========    =========       ===========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  BALANCE SHEET CONSIST OF
  Accrued benefit liability                                                          $   (8,473)   $       -       $    (2,232)
  Prepaid asset                                                                               -        2,225                 -
  Intangible asset                                                                        1,182            -                 -
  Accumulated other comprehensive loss                                                    3,589            -                 -
                                                                                     ----------    ---------       -----------
Net amount recognized                                                                $   (3,702)   $   2,225       $    (2,232)
                                                                                     ==========    =========       ===========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31, 2001
Discount rate                                                                              7.25%        7.25%             7.25%
Expected return                                                                            9.50%        9.50%              N/A
Rate of compensation increase                                                              4.00%         N/A               N/A

        VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                         YEAR ENDING DECEMBER 31, 2002
                                                                   ------------------------------------------
                                                                       PENSION BENEFITS
                                                                   -------------------------
                                                                                  NATIONAL         OTHER
                                                                   RETIREMENT     SERVICE      POSTRETIREMENT
                                                                   INCOME PLAN  RELATED PLAN     BENEFITS
                                                                   -----------  ------------   --------------
(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST
  Service cost                                                     $    2,524    $     211       $        59
  Interest cost                                                         2,686          626               122
  Expected return on plan assets                                       (2,563)        (785)                -
  Recognized net actuarial loss                                           504          123                 2
  Amortization of prior service cost                                       81           19               (57)
                                                                   ----------    ---------       -----------
                                                                   $    3,232    $     194       $       126
                                                                   ==========    =========       ===========

                                                                          YEAR ENDING DECEMBER 31, 2001
                                                                   --------------------------------------------
                                                                       PENSION BENEFITS
                                                                   -------------------------
                                                                                 NATIONAL            OTHER
                                                                   RETIREMENT     SERVICE        POSTRETIREMENT
                                                                   INCOME PLAN  RELATED PLAN        BENEFITS
                                                                   -----------  ------------     --------------
(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST
  Service cost                                                     $    2,977    $     223       $        55
  Interest cost                                                         2,562          632               126
  Expected return on plan assets                                       (2,591)        (876)                -
  Recognized net actuarial loss                                           186           84                15
  Amortization of prior service cost                                       81            6               (65)
                                                                   ----------    ---------       -----------
                                                                   $    3,215    $      69       $       131
                                                                   ==========    =========       ===========

                                                                          YEAR ENDING DECEMBER 31, 2000
                                                                   ------------------------------------------
                                                                       PENSION BENEFITS
                                                                   -------------------------
                                                                                  NATIONAL          OTHER
                                                                   RETIREMENT     SERVICE      POSTRETIREMENT
                                                                   INCOME PLAN  RELATED PLAN      BENEFITS
                                                                   -----------  ------------   --------------
(amounts in thousands)
COMPONENTS OF NET PERIODIC
  BENEFIT COST
  Service cost                                                     $    1,641    $     211       $        45
  Interest cost                                                         2,518          707               106
  Expected return on plan assets                                       (3,153)      (1,094)                -
  Recognized net actuarial (gain) loss                                   (119)          90                 -
  Amortization of prior service cost                                       80            6               (65)
                                                                   ----------    ---------       -----------
                                                                   $      967    $     (80)      $        86
                                                                   ==========    =========       ===========

     During 2002, AmeriCold Logistics terminated certain postretirement healthcare and life insurance benefits for substantially all of the individuals previously covered by such benefit plans. As a result of the termination of these benefits, AmeriCold Logistics recognized a curtailment gain of $1,111,000. The benefits provided the individuals with a fixed dollar benefit for each year that the retired individuals were eligible to receive benefits. All increases in medical costs had previously been paid for by the individual and, therefore, no health care cost trend was assumed.

        VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     MULTI-EMPLOYER PLANS: AmeriCold Logistics contributes to defined benefit multi-employer plans that cover substantially all union employees. Amounts charged to pension cost and contributed to the plans in 2002, 2001 and 2000 were approximately $999,000, $1,235,000, and $1,252,000, respectively.

     PROFIT SHARING: AmeriCold Logistics has defined contribution employee benefit plans, which cover all eligible employees. The plans also allow contributions by plan participants in accordance with Section 401(k) of the Internal Revenue Code. Profit sharing expense for 2002, 2001 and 2000 was approximately $5,720,000, $5,403,000 and $3,084,000, respectively.

     DEFERRED COMPENSATION: AmeriCold Logistics has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability, and also provide for survivor benefits in the event of death of the employee. AmeriCold Logistics charges expense for the accretion of the liability each year. The net expense (reversal) for all deferred compensation and supplemental retirement plans for 2002, 2001 and 2000 was approximately $95,000, ($12,000) and $123,000, respectively.

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------
                   The following is a list of all exhibits filed as part of this report

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

----------------------------
* Incorporated by reference.

EXHIBIT NO.
-----------
    4.2            Stockholder Protection Rights Agreement, dated as of May 29, 2002 (the "Rights            *
                   Agreement"), between Vornado Operating Company (the "Company") and Wachovia Bank
                   National Association, as Rights Agent, including as Exhibit A the forms of Rights
                   Certificate and of Election to Exercise  (incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A, dated June 5, 2002 (File No.
                   001-14525), as filed with the Commission on June 5, 2002)

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

----------------------------
* Incorporated by reference.

EXHIBIT NO.
-----------
   10.10           Master Lease Agreement, dated as of April 22, 1998, between AmeriCold Real                *
                   Estate, L.P., as Landlord and AmeriCold Corporation, as Tenant (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K/A, dated
                   March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

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

----------------------------
* Incorporated by reference.

EXHIBIT NO.
-----------
   10.19           Amendment to Master Lease Agreement, dated November 30, 1999, between AmeriCold           *
                   Corporation and AmeriCold Logistics, LLC (incorporated by reference to Exhibit
                   10.13(A) of the Company's Annual Report on Form 10-K for the year ended December
                   31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)

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

----------------------------
* Incorporated by reference.

EXHIBIT NO.
-----------
   10.27           Master Lease Agreement, dated as of March 11, 1999, between VC Omaha Holdings,            *
                   L.L.C. and Carmar Freezers Thomasville L.L.C., together as Landlord, and
                   AmeriCold Logistics, LLC, as Tenant  (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K/A, dated March 12, 1999 (File No.
                   001-14525), as filed with the Commission on May 26, 1999)

   10.28           Amendment to Master Lease Agreement, dated as of November 30, 1999, between VC            *
                   Omaha Holdings, L.L.C., and Carmar Freezers Thomasville L.L.C., together as
                   Landlord, and AmeriCold Logistics, LLC  (incorporated by reference to Exhibit
                   10.15(A) of the Company's Annual Report on Form 10-K for the year ended December
                   31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)

   10.29           Second Amendment to Master Lease Agreement, effective as of February 22, 2001,            *
                   between VC Omaha Holdings, L.L.C., and Carmar Freezers Thomasville L.L.C.,
                   together as Landlord, and AmeriCold Logistics, LLC (incorporated by reference to
                   Exhibit 10.15(A) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (File No. 001-14525), as filed with the Commission on May
                   11, 2001)

   10.30           Third Amendment to Master Lease Agreement, dated as of December 27, 2001, between         *
                   VC Omaha Holdings, L.L.C., and Carmar Freezers Thomasville L.L.C., together as
                   Landlord, and AmeriCold Logistics, LLC  (incorporated by reference to Exhibit
                   10.15(C) of the Company's Annual Report on Form 10-K for the year ended December
                   31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)

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

   10.32           Consolidation of Master Lease Agreements, dated as of January 23, 2002, made              *
                   among (i) VC Omaha Holdings L.L.C., and Carmar Freezers Thomasville L.L.C.,
                   together as Landlord I, (ii) VC Freezer Amarillo, L.P., VC Freezer Fremont
                   L.L.C., VC Freezer Garden City L.L.C., VC Freezer Phoenix, L.L.C., VC Freezer
                   Sioux Falls L.L.C., VC Freezer Springdale L.L.C., VC Freezer Russellville L.L.C.,
                   VC Freezer Texarkana L.L.C., Carmar Freezers Russellville L.L.C., VC Freezer Fort
                   Worth L.L.C., AmeriCold Corporation, VC Freezer Kentucky L.L.C., VC Freezer
                   Massillon, L.L.C., VC Freezer Strasburg L.L.C., VC Freezer Babcock L.L.C.,
                   together as Landlord II, (iii)  AmeriCold Corporation as Landlord III, and (iv)
                   AmeriCold Logistics, LLC as tenant (incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002
                   (File No. 001-14525), as filed with the Commission on May 2, 2002)

   10.33           Secured Promissory Note from AmeriCold Logistics, LLC to Vornado Operating L.P.,          *
                   effective as of March 11, 2002 (incorporated by reference to Exhibit 10.33 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002
                   (File No. 001-14525), as filed with the Commission on November 14, 2002)

----------------------------
* Incorporated by reference.

EXHIBIT NO.
-----------
   10.34           Security Agreement by and between AmeriCold Logistics, LLC and Vornado Operating          *
                   L.P., dated March 11, 2002 (incorporated by reference to Exhibit 10.34 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002
                   (File No. 001-14525), as filed with the Commission on November 14, 2002)


   10.35           Consent of Vornado Operating L.P. and COPI Cold Storage L.L.C., dated November           *
                   5, 2002 (incorporated by reference to Exhibit 10.35 of the Company's Quarterly
                   Report on Form 10-Q for the period ended September 30, 2002 (File No. 001-14525), as filed with the Commission on November 14, 2002)

   10.36           Promissory Note from AmeriCold Logistics, LLC to Vornado Operating L.P., dated
                   June 6, 2001

   10.37           Guaranty by AmeriCold Logistics, LLC and the other guarantors listed therein, in favor of Vornado Operating L.P. and the other lenders listed therein, dated June
                   6, 2001

   10.38           Security Agreement by AmeriCold Logistics, LLC and the other pledgors listed therein, in favor of Vornado Operating L.P. and the other lenders listed therein, dated June 6, 2001

   10.39           First Allonge and Amendment to Promissory Note by and between AmeriCold
                   Logistics, LLC, Vornado Operating L.P. and the guarantors listed therein, effective as of March 11, 2002

   10.40           Purchase Agreement by and between Vornado Crescent Carthage and KC Quarry L.L.C.
                   and AmeriCold Logistics, LLC, dated December 31, 2002

   10.41           Purchase and Assignment Agreement by and between Vornado Crescent Carthage and KC
                   Quarry L.L.C. and AmeriCold Logistics, LLC, dated December 31, 2002

   10.42           First Amendment to Purchase and Assignment Agreement by and between Vornado
                   Crescent Carthage and KC Quarry L.L.C. and AmeriCold Logistics, LLC, dated
                   December 31, 2002

   10.43           Deferred Rent Agreement between Crescent Real Estate Equities and Vornado
                   Realty Trust, as Landlord, and AmeriCold Logistics, LLC, as Tenant,
                   dated March 7, 2003

   21              Subsidiaries of Vornado Operating Company

   23              Consent of Deloitte & Touche LLP

----------------------------
* Incorporated by reference.