Form 10-Q
period 2003-03-31
VORNADO OPERATING CO
filed 2003-05-12
CIK 1050080

EXHIBIT INDEX ON PAGE 21

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-14525

VORNADO OPERATING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	22-3569068

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 Seventh Avenue, New York, New York	10019

(Address of principal executive offices)	(Zip Code)

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

[X]   Yes         [   ]   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[   ]   Yes         [X]   No

As of April 30, 2003, there were 4,068,924 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

VORNADO OPERATING COMPANY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	March 31,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents, including U.S. government obligations under repurchase agreements of $400,000 and $200,000, respectively	$549,549	$344,686
Investments in and advances to AmeriCold Logistics	—	—
Interest receivable from AmeriCold Logistics	36,573	50,885
Prepaid expenses and other assets	194,475	254,016

Total assets	$780,597	$649,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Note, interest, and commitment fees payable to Vornado Realty Trust	$24,222,649	$23,834,355
Due to Vornado Realty Trust	77,830	76,474
Accounts payable and accrued expenses	118,045	171,758

Total liabilities	24,418,524	24,082,587

Minority interest	—	—

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and outstanding, 4,068,924 shares at each period end	40,689	40,689
Additional paid-in capital	22,462,555	22,462,555
Accumulated deficit	(43,805,024)	(43,600,097)

	(21,301,780)	(21,096,853)
Accumulated other comprehensive loss	(2,336,147)	(2,336,147)

Total stockholders’ deficit	(23,637,927)	(23,433,000)

Total liabilities and stockholders’ deficit	$780,597	$649,587

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,

	2003	2002

REVENUES:
Interest income	$862	$—
EXPENSES:
General and administrative (including fees to Vornado Realty Trust of $82,500 in each period)	277,515	273,021

	(276,653)	(273,021)
Interest and debt expense to Vornado Realty Trust	(388,294)	(490,512)
Income (loss) from AmeriCold Logistics	460,020	(3,310,695)

Loss before income tax benefit	(204,927)	(4,074,228)
Income tax benefit	—	—

NET LOSS	$(204,927)	$(4,074,228)

Net loss per share — basic and diluted	$(0.05)	$(1.00)

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(204,927)	$(4,074,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of AmeriCold Logistics	—	3,684,000
Recovery from repayments of loans to AmeriCold Logistics previously reduced by equity in losses	(205,188)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	59,541	60,928
Interest and commitment fees payable on note to Vornado Realty Trust	388,294	326,635
Interest receivable from AmeriCold Logistics	14,312	2,528
Accounts payable and accrued expenses	(53,713)	(59,049)
Due to Vornado Realty Trust	1,356	(15,356)

Net cash used in operating activities	(325)	(74,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments of loans to AmeriCold Logistics	205,188	126,166

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note to Vornado Realty Trust	—	65,000

Net increase in cash and cash equivalents	204,863	116,624
Cash and cash equivalents at beginning of period	344,686	14,653

Cash and cash equivalents at end of period	$549,549	$131,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest and commitment fees	$—	$163,877

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION

     Vornado Operating Company (the “Company”) holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership (“Company L.P.”). The Company is the sole general partner of, and as of March 31, 2003, owned a 90.1% partnership interest in, Company L.P. All references to the “Company” refer to Vornado Operating Company and its subsidiaries including Company L.P.

2. BASIS OF PRESENTATION

     The consolidated balance sheet as of March 31, 2003, and the consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of the Company and Company L.P. All significant intercompany amounts have been eliminated. The Company’s 60% interest in AmeriCold Logistics is accounted for under the equity method of accounting as Crescent Operating, Inc., the Company’s partner in AmeriCold Logistics, has substantive participating rights. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company’s share of comprehensive income or loss and cash distributions or principal repayments from AmeriCold Logistics. The interest earned on the advances to AmeriCold Logistics is recorded as a component of income or loss from AmeriCold Logistics. The Company does not record comprehensive losses in excess of the cost of its investments in and advances to AmeriCold Logistics, as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The Company did not record its 60% share of AmeriCold Logistics’ net loss for the three months ended March 31, 2003 as the Company’s investments in and advances to AmeriCold Logistics were fully absorbed by the Company’s share of the comprehensive losses of AmeriCold Logistics at December 31, 2002. The Company will resume recording income from AmeriCold Logistics after such income equals its share of losses not previously recorded.

     Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Certain amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation.

3. INVESTMENTS IN AND ADVANCES TO AMERICOLD LOGISTICS

     At March 31, 2003, $8,165,000 was outstanding under the Company’s secured loans to AmeriCold Logistics, which mature on December 31, 2004. These loans are carried at zero in the accompanying consolidated balance sheet as they have been fully absorbed by the Company’s share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics is required to make loan payments approximating $159,000 per month. The portion of the loan payments made during the three months ended March 31, 2003 that represented the repayment of principal is $205,000 and is reflected as income from AmeriCold Logistics as this principal was previously reduced to zero by equity in losses of AmeriCold Logistics.

VORNADO OPERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

     The following condensed balance sheet data represents 100% of AmeriCold Logistics, of which the Company holds a 60% interest:

(amounts in thousands)	March 31, 2003	December 31, 2002

Current assets	$113,914	$116,420
Non-current assets	46,050	47,670

	$159,964	$164,090

Current liabilities	$111,372	$115,057
Non-current liabilities	97,075	90,666

	$208,447	$205,723

Partners’ deficit	$(48,483)	$(41,633)

     The following represents the components of the Company’s income (loss) from AmeriCold Logistics:

(amounts in thousands)	For The Three Months Ended March 31,

	2003	2002

Equity in loss(1)	$—	$(3,684)
Interest on loans	255	373
Recovery from repayments of loans previously reduced by equity in losses	205	—

	$460	$(3,311)

(1)	The Company did not record $4,110, its 60% share of AmeriCold Logistics’ net loss of $6,850 for the three months ended March 31, 2003, as the Company’s investments in and advances to AmeriCold Logistics were fully absorbed by the Company’s share of the comprehensive losses of AmeriCold Logistics at December 31, 2002.

     The following condensed operating and cash flow data represents 100% of AmeriCold Logistics, of which the Company holds a 60% interest:

(amounts in thousands)	For The Three Months Ended March 31,

	2003	2002

Revenues	$159,722	$154,628
Costs applicable to revenues	(115,837)	(111,053)

Gross margin	43,885	43,575
Depreciation	(2,402)	(2,873)
Rent	(39,505)	(37,541)
Other expenses, net	(8,828)	(9,301)

Net loss	$(6,850)	$(6,140)

Cash flows provided by (used in) operating activities	$2,539	$(16,106)

VORNADO OPERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

     AmeriCold Logistics has reported losses since its inception and, at March 31, 2003, the Company’s 60% share of AmeriCold Logistics’ partners’ deficit was $29,090,000, which includes $27,726,000 of deferred rent (rent recognized as expense but not paid in cash) to the Vornado REIT/Crescent REIT Partnership (the “Landlord”). On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period in AmeriCold Logistics’ leases with the Landlord to December 31, 2004 from December 31, 2003. Based on its right to defer rent, the management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through March 31, 2004. AmeriCold Logistics anticipates that in 2003 the Landlord will restructure the leases to provide additional cash flow to AmeriCold Logistics. Further, the management of AmeriCold Logistics is also considering the financing of certain trade receivables and equipment and the sale of certain warehouse operations. In the absence of such financings and sales and the anticipated lease restructuring, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $24,223,000 loan from Vornado Realty Trust due December 31, 2004.

     During the three months ended March 31, 2003, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer the payment of rent. AmeriCold Logistics’ deferred rent liability at March 31, 2003 is as follows:

(amounts in thousands)	Total (1)

Deferred during the three months ended March 31, 2003	$5,627
Aggregate deferral at December 31, 2002	40,583

$46,210

(1)	The Company does not guarantee AmeriCold Logistics’ deferred rent liability.

     On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2004 from December 31, 2003.

     On March 28, 2003, AmeriCold Logistics sold, without recourse, accounts receivable of $6,640,000 to a joint venture owned 44% by Vornado Realty Trust and 56% by Crescent Real Estate Equities Company, the owners of the Landlord, for $6,500,000 in cash. AmeriCold Logistics recognized a loss of $140,000 on the sale. AmeriCold Logistics also agreed to act as agent to collect the accounts receivable. The Company does not believe that any significant servicing asset or liability exists. As of May 2, 2003, $6,600,000 of the $6,640,000 was collected. The joint venture had previously purchased $5,720,000 of accounts receivable from AmeriCold Logistics for $5,600,000 in cash on December 31, 2002. The accounts receivable sold in December 2002 were collected in full.

4. COMMITMENTS AND CONTINGENCIES

     The Company is from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

VORNADO OPERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

5. LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:

(amounts in thousands, except	For the
share and per share amounts)	Three Months Ended March 31,

	2003	2002

Numerator:
Net loss	$(205)	$(4,074)

Denominator:
Weighted average shares outstanding	4,068,924	4,068,924

Net loss per share – basic and diluted	$(0.05)	$(1.00)

     The Company’s stock options (358,569 outstanding and exercisable at March 31, 2003) are not dilutive in the reporting periods as the average market prices of the Company’s common stock did not exceed the option exercise prices and as the Company reported net losses. The rights issued pursuant to the Company’s Stockholder Protection Rights Plan are not dilutive in the reporting periods as the rights were not exercisable or outstanding. The limited partnership units of Company L.P. not owned by the Company (447,017 at March 31, 2003) are not dilutive in the reporting periods as the Company reported net losses.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. The Company voluntarily adopted the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively for all employee awards granted, modified, or settled in 2003 and thereafter. The Company will utilize an option-pricing model and appropriate market assumptions to determine the value of such grants. Compensation expense will be recognized on a straight-line basis over the vesting periods of the grants. None of the Company’s stock options accounted for under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 would have increased net losses for the three months ended March 31, 2003 and 2002 had they been accounted for under the fair value method.

     In January 2003, FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires the consolidation of an entity by an enterprise if (i) that enterprise, known as a “primary beneficiary”, has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both and (ii) the entity is a variable interest entity. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. FIN No. 46 applies immediately to all variable interest entities created after January 31, 2003. For variable interest entities created by public companies before February 1, 2003, FIN No. 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described in FIN No. 46 occurs. The Company is currently evaluating the impact of this interpretation regarding the appropriateness of the continued use of the equity method of accounting for its investment in AmeriCold Logistics.

INDEPENDENT ACCOUNTANTS’ REPORT

Stockholders and Board of Directors
Vornado Operating Company
New York, New York

     We have reviewed the accompanying condensed consolidated balance sheet of Vornado Operating Company as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Vornado Operating Company as of December 31, 2002, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 7, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “believes”, “expects”, “anticipates”, “intends”, “plans” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond the Company’s ability to control or predict. Factors that might cause such a material difference include, but are not limited to: (a) the Company’s limited operating history; (b) restrictions on the Company’s business and future opportunities; (c) dependence upon Vornado Realty Trust; (d) the substantial influence of the Company’s controlling stockholders and conflicts of interest; (e) the bankruptcy of the Company’s joint venture partner, Crescent Operating, Inc. (“COPI”); (f) risks associated with potential investments and the ability to manage those investments; (g) competition; (h) the Company’s obligations under the Revolving Credit Agreement with Vornado Realty Trust; (i) AmeriCold Logistics’ obligations under the lease agreements with the Vornado REIT/Crescent REIT Partnership (the “Landlord”); (j) the Company’s limited financial resources; (k) dependence on key personnel; (l) potential anti-takeover effects of the Company’s charter documents and Stockholder Protection Rights Plan and applicable law; (m) dependence on distributions from subsidiaries; (n) potential costs of compliance with environmental laws; (o) changes in the general economic climate; and (p) government regulations.

     For these forward-looking statements, we claim protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this paragraph. The Company does not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q. See “Item 1. Business – Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

     Management’s Discussion and Analysis of Financial Condition and Results of Operations considers the Company’s consolidated financial statements for the three months ended March 31, 2003 and 2002.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company’s significant accounting policies included in Note 2 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Investments in and Advances to AmeriCold Logistics

     The Company’s 60% interest in AmeriCold Logistics is accounted for under the equity method of accounting as COPI, the Company’s partner in AmeriCold Logistics, has substantive participating rights. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company’s share of comprehensive income or loss and cash distributions or principal repayments from AmeriCold Logistics. The interest earned on the advances to AmeriCold Logistics is recorded as a component of income or loss from AmeriCold Logistics. The Company does not record comprehensive losses in excess of the cost of its investments in and advances to AmeriCold Logistics, as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The Company did not record its 60% share of AmeriCold Logistics’ net loss for the three months ended March 31, 2003 as the Company’s investments in and advances to AmeriCold Logistics were fully absorbed by the Company’s share of the comprehensive losses of AmeriCold Logistics at December 31, 2002. The Company will resume recording income from AmeriCold Logistics after such income equals its share of losses not previously recorded.

Recently Issued Accounting Standards

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. The Company voluntarily adopted the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively for all employee awards granted, modified, or settled in 2003 and thereafter. The Company will utilize an option-pricing model and appropriate market assumptions to determine the value of such grants. Compensation expense will be recognized on a straight-line basis over the vesting periods of the grants. None of the Company’s stock options accounted for under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 would have increased net losses for the three months ended March 31, 2003 and 2002 had they been accounted for under the fair value method.

     In January 2003, FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires the consolidation of an entity by an enterprise if (i) that enterprise, known as a “primary beneficiary”, has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both and (ii) the entity is a variable interest entity. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. FIN No. 46 applies immediately to all variable interest entities created after January 31, 2003. For variable interest entities created by public companies before February 1, 2003, FIN No. 46 must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date one of three triggering events described in FIN No. 46 occurs. The Company is currently evaluating the impact of this interpretation regarding the appropriateness of the continued use of the equity method of accounting for its investment in AmeriCold Logistics.

Results of Operations

     The Company had a net loss of $205,000 for the three months ended March 31, 2003, compared to a net loss of $4,074,000 for the prior period, a decrease of $3,869,000.

     General and administrative expenses were $278,000 for the three months ended March 31, 2003, compared to $273,000 for the three months ended March 31, 2002, an increase of $5,000. This increase resulted primarily from higher corporate insurance costs, substantially offset by lower franchise taxes due to the decline in the book value of the Company’s investments in and advances to AmeriCold Logistics.

     Interest and debt expense to Vornado Realty Trust was $388,000 for the three months ended March 31, 2003, compared to $491,000 for the three months ended March 31, 2002, a decrease of $103,000. This decrease is the result of a lower average balance outstanding and lower LIBOR rates under the Revolving Credit Agreement with Vornado Realty Trust during the current three-month period.

     The following represents the components of the Company’s income (loss) from AmeriCold Logistics:

	For The Three Months
(amounts in thousands)	Ended March 31,

	2003	2002

Equity in loss	$—	$(3,684)
Interest on loans	255	373
Recovery from repayments of loans previously reduced by equity in losses	205	—

	$460	$(3,311)

     The Company did not record $4,110,000, its 60% share of AmeriCold Logistics’ net loss of $6,850,000 for the three months ended March 31, 2003, as the Company’s investments in and advances to AmeriCold Logistics were fully absorbed by the Company’s share of the comprehensive losses of AmeriCold Logistics at December 31, 2002 and as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. In the three months ended March 31, 2002, the Company recorded its 60% share of AmeriCold Logistics’ net loss of $6,140,000 for that period, or $3,684,000. The decrease in interest earned on the Company’s loans to AmeriCold Logistics of $118,000 is attributable to lower average loans outstanding in the current period. The $205,000 recognized as income in the current period represents repayments from AmeriCold Logistics of its loans from the Company that were previously reduced to zero by equity in losses of AmeriCold Logistics.

     To keep the Company’s stockholders knowledgeable about the Company’s sole investment, a discussion of AmeriCold Logistics’ results of operations is included below. The amounts discussed below in “AmeriCold Logistics’ Results of Operations for the Three Months Ended March 31, 2003 and 2002” exclude the interest income and the $205,000 gain recorded by the Company.

AmeriCold Logistics’ Results of Operations for the Three Months Ended March 31, 2003 and 2002

     The following is a discussion of the results of operations of AmeriCold Logistics, the Company’s investee in the temperature controlled logistics business (see the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of this business and see Note 3 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for condensed balance sheet data and condensed operating data of AmeriCold Logistics). The data below represents 100% of this business of which the Company holds a 60% interest. For the purpose of the discussion below, “Leased Operations” refer to operations at warehouses leased by AmeriCold Logistics and “Other Operations” refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers (“Managed Warehouses”), (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments, and (iii) Quarry Operations. In December 2002, AmeriCold Logistics sold its quarries to a joint venture owned 44% by Vornado Realty Trust and 56% by Crescent Real Estate Equities Company, the owners of the Landlord. Additionally, AmeriCold Logistics agreed to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as the operator.

Certain prior period amounts in this discussion were reclassified to conform to the current period presentation.

Revenues were $159,722,000 for the three months ended March 31, 2003, compared to $154,628,000 for the three months ended March 31, 2002, an increase of $5,094,000. Revenues from Leased Operations were $105,080,000 for the three months ended March 31, 2003, compared to $105,761,000 for the three months ended March 31, 2002, a decrease of $681,000. Revenues from Other Operations were $54,642,000 for the three months ended March 31, 2003, compared to $48,867,000 for the three months ended March 31, 2002, an increase of $5,775,000.

The increase in revenues from Other Operations is largely due to new Managed Warehouse contracts that commenced after the first quarter of 2002 and increased volume from two significant customers, partially offset by the discontinuation of Transportation Management Services business with lower margin customers.

The gross margin for Leased Operations was $39,723,000, or 37.8% for the three months ended March 31, 2003, compared to $40,215,000, or 38.0% for the three months ended March 31, 2002, a decrease of $492,000.

Operating income from Other Operations was $4,162,000 for the three months ended March 31, 2003, compared to $3,360,000 for the three months ended March 31, 2002, an increase of $802,000. This increase resulted largely from the new Managed Warehouse contracts noted above, partially offset by the effect of the December 2002 quarry sale noted above.

Rent expense was $39,505,000 for the three months ended March 31, 2003, compared to $37,541,000 for the three months ended March 31, 2002, an increase of $1,964,000. The increase resulted from higher percentage rent in the current year as the lease amendment with the Landlord that reduced percentage rent for the 2002 lease year expired.

General and administrative expenses were $8,060,000 for the three months ended March 31, 2003, compared to $8,337,000 for the three months ended March 31, 2002, a decrease of $277,000. This decrease is largely due to reduced administrative expenses such as travel costs and corporate office rent for the Portland, Oregon office that was closed in 2002.

Depreciation and amortization expense was $2,402,000 for the three months ended March 31, 2003, compared to $2,873,000 for the three months ended March 31, 2002. The decrease of $471,000 is primarily attributable to the December 2002 quarry sale.

Interest expense was $831,000 for the three months ended March 31, 2003, compared to $1,092,000 for the three months ended March 31, 2002. This $261,000 decrease resulted from lower average borrowings outstanding in the current period, partially offset by the interest on higher average deferred rent balances in the current period.

Other income was $63,000 for the three months ended March 31, 2003, compared to $128,000 for the three months ended March 31, 2002, a decrease of $65,000. This decrease resulted primarily from a $140,000 loss on the March 2003 accounts receivable sale, discussed on page 15, and lower interest rates on lower cash balances in the current year, partially offset by a foreign currency translation gain from AmeriCold Logistics’ warehouse in Ontario, Canada.

Liquidity and Capital Resources

     The Company has a $75,000,000 unsecured Revolving Credit Agreement with Vornado Realty Trust which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (4.30% at March 31, 2003). The Company pays Vornado Realty Trust a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; such commitment fees were $128,000 and $111,000 for the three months ended March 31, 2003 and 2002, respectively. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends. The Company currently has no external sources of financing except this facility. At March 31, 2003, $419,000 of interest and commitment fees were unpaid, which reduces the availability under the Revolving Credit Agreement to $50,777,000.

     At March 31, 2003, $8,165,000 was outstanding under the Company’s secured loans to AmeriCold Logistics, which mature on December 31, 2004. These loans are carried at zero in the Company’s consolidated balance sheet as they have been fully absorbed by the Company’s share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics is required to make loan payments approximating $159,000 per month. The portion of the loan payments made during the three months ended March 31, 2003 that represented the repayment of principal is $205,000 and is reflected as income from AmeriCold Logistics as this principal was previously reduced to zero by equity in losses of AmeriCold Logistics.

     AmeriCold Logistics has reported losses since its inception and, at March 31, 2003, the Company’s 60% share of AmeriCold Logistics’ partners’ deficit was $29,090,000, which includes $27,726,000 of deferred rent (rent recognized as expense but not paid in cash) to the Landlord. On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period in AmeriCold Logistics’ leases with the Landlord to December 31, 2004 from December 31, 2003. Based on its right to defer rent, the management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through March 31, 2004. AmeriCold Logistics anticipates that in 2003 the Landlord will restructure the leases to provide additional cash flow to AmeriCold Logistics. Further, the management of AmeriCold Logistics is also considering the financing of certain trade receivables and equipment and the sale of certain warehouse operations. In the absence of such financings and sales and the anticipated lease restructuring, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $24,223,000 loan from Vornado Realty Trust due December 31, 2004, as described above.

     During the three months ended March 31, 2003, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer the payment of rent. AmeriCold Logistics’ deferred rent liability at March 31, 2003 is as follows:

(amounts in thousands)	Total (1)

Deferred during the three months ended March 31, 2003	$5,627
Aggregate deferral at December 31, 2002	40,583

$46,210

(1)	The Company does not guarantee AmeriCold Logistics’ deferred rent liability.

     On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2004 from December 31, 2003.

     On March 28, 2003, AmeriCold Logistics sold, without recourse, accounts receivable of $6,640,000 to a joint venture owned 44% by Vornado Realty Trust and 56% by Crescent Real Estate Equities Company, the owners of the Landlord, for $6,500,000 in cash. AmeriCold Logistics recognized a loss of $140,000 on the sale. AmeriCold Logistics also agreed to act as agent to collect the accounts receivable. The Company does not believe that any significant servicing asset or liability exists. As of May 2, 2003, $6,600,000 of the $6,640,000 was collected. The joint venture had previously purchased $5,720,000 of accounts receivable from AmeriCold Logistics for $5,600,000 in cash on December 31, 2002. The accounts receivable sold in December 2002 were collected in full.

     On April 30, 2002, the American Stock Exchange (“AMEX”) notified the Company that it had fallen below the AMEX’s continued listing standards because it had losses from continuing operations and/or net losses in two of its three most recent fiscal years and it had not maintained at least $2,000,000 in stockholders’ equity. The April 30, 2002 letter offered the Company an opportunity to submit a plan that would ultimately bring the Company into compliance with the AMEX’s continued listing standards. On June 6, 2002, the Company submitted a plan to the AMEX which includes the anticipated restructuring of AmeriCold Logistics’ leases with the Landlord to provide additional cash flow; the sale of non-core assets by AmeriCold Logistics; and operating improvements. After reviewing the Company’s plan, the AMEX notified the Company by letter dated July 8, 2002 that it accepted the Company’s plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. The Company is subject to periodic reviews by the AMEX’s staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards could result in the Company being delisted from the AMEX. There can be no assurance that the Company will be able to achieve its plan.

Cash Flows for the Three Months Ended March 31, 2003

     There were no net cash flows from operating activities as (i) the net loss of $205,000 and (ii) the non-cash and non-operating income from AmeriCold Logistics of $205,000 were fully offset by (iii) the net change in operating assets and liabilities of $410,000.

     Cash provided by investing activities of $205,000 resulted from repayments of loans to AmeriCold Logistics.

     There were no cash flows from financing activities.

Cash Flows for the Three Months Ended March 31, 2002

     Net cash used in operating activities of $75,000 is comprised of (i) a net loss of $4,074,000 partially offset by (ii) the net change in operating assets and liabilities of $315,000 and (iii) a non-cash and non-operating loss from AmeriCold Logistics of $3,684,000.

     Cash provided by investing activities of $126,000 resulted from repayments of loans to AmeriCold Logistics.

     Cash provided by financing activities of $65,000 resulted from borrowings under the Company’s Revolving Credit Agreement with Vornado Realty Trust.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. There has been no material change to this information.

     The fair value of the Company’s note payable to Vornado Realty Trust, estimated by discounting the future cash flows using current market rates available to the Company, is approximately $3,800,000 less than the carrying amount of such debt at March 31, 2003. Such fair value estimate is not necessarily indicative of the amount that would be paid upon liquidation of the Company’s note payable.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of Vornado Operating Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 5. Other Information

     Subject to confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code, Crescent Operating, Inc. (“COPI”), the Company’s joint venture partner in AmeriCold Logistics, is expected to transfer its interest in AmeriCold Logistics to an entity to be owned by the shareholders of Crescent Real Estate Equities Company. The shareholders of COPI approved the plan of reorganization on March 6, 2003. It is uncertain whether this plan will be confirmed and what effect, if any, this plan and the proposed change in ownership will have on the operation and management of AmeriCold Logistics.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

(b)	Reports on Form 8-K:

During the quarter ended March 31, 2003, the Company did not file any reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO OPERATING COMPANY

(Registrant)

Date: May 12, 2003	By:	/s/ JOSEPH MACNOW

Joseph Macnow, Executive Vice President – Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

     I, Steven Roth, certify that:

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ STEVEN ROTH

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ JOSEPH MACNOW

Name: Joseph Macnow
Title: Executive Vice President – Finance and Administration and Chief Financial Officer

Exhibit Index

Exhibit No.

The following is a list of all exhibits filed as part of this report.

3.1	Restated Certificate of Incorporation of Vornado Operating Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-11 (File No. 333-40701), as filed with the Commission on September 28, 1998)	*

3.2	Amended and Restated Bylaws of Vornado Operating Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 001-14525), as filed with the Commission on May 9, 2000)	*

4.1	Specimen stock certificate

4.2	Stockholder Protection Rights Agreement, dated as of May 29, 2002, between Vornado Operating Company and Wachovia Bank, National Association, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise (incorporated by reference to Exhibit 1 of the Company’s Registration Statement on Form 8-A, dated June 5, 2002 (File No. 001-14525), as filed with the Commission on June 5, 2002)	*

10.1	Deferred Rent Agreement between Crescent Real Estate Equities Company and Vornado Realty Trust, as Landlord, and AmeriCold Logistics, LLC, as Tenant, dated March 7, 2003 (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-14525), as filed with the Commission on March 25, 2003)	*

10.2	Purchase Agreement by and between Vornado Crescent Carthage and KC Quarry L.L.C. and AmeriCold Logistics, LLC dated March 28, 2003

15.1	Letter of Deloitte & Touche LLP regarding unaudited interim financial information

*	Incorporated by reference