Form 10-Q
period 2003-09-30
VORNADO OPERATING CO
filed 2003-11-05
CIK 1050080

EXHIBIT INDEX ON PAGE 19

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

[  ] Yes [X] No

As of October 31, 2003, there were 4,068,924 shares of the registrant’s common stock, par value $.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

VORNADO OPERATING COMPANY
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents, including U.S. government obligations under repurchase agreements of $550,000 and $200,000, respectively	$1,057,795	$344,686
Investments in and advances to AmeriCold Logistics	—	—
Interest receivable from AmeriCold Logistics	32,313	50,885
Prepaid expenses and other assets	73,707	254,016

Total assets	$1,163,815	$649,587

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Note, interest, and fees payable to Vornado Realty Trust	$25,001,931	$23,834,355
Due to Vornado Realty Trust	77,830	76,474
Accounts payable and accrued expenses	162,060	171,758

Total liabilities	25,241,821	24,082,587

Minority interest	—	—

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Common stock: par value $.01 per share; authorized, 40,000,000 shares; issued and outstanding, 4,068,924 shares at each period end	40,689	40,689
Additional paid-in capital	22,462,555	22,462,555
Accumulated deficit	(44,245,103)	(43,600,097)

	(21,741,859)	(21,096,853)
Accumulated other comprehensive loss	(2,336,147)	(2,336,147)

Total stockholders’ deficit	(24,078,006)	(23,433,000)

Total liabilities and stockholders’ deficit	$1,163,815	$649,587

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUES:
Interest income	$783	$524	$2,649	$1,034
EXPENSES:
General and administrative (including fees to Vornado Realty Trust of $82,500 in each three month period and $247,500 in each nine month period)	357,914	434,349	892,393	1,006,905

	(357,131)	(433,825)	(889,744)	(1,005,871)
Interest and debt expense to Vornado Realty Trust	(387,148)	(513,809)	(1,167,576)	(1,500,261)
Income (loss) from AmeriCold Logistics	477,114	(4,782,126)	1,412,314	(12,020,127)

Loss before income tax benefit	(267,165)	(5,729,760)	(645,006)	(14,526,259)
Income tax benefit	—	—	—	—

NET LOSS	$(267,165)	$(5,729,760)	$(645,006)	$(14,526,259)

Net loss per share — basic and diluted	$(0.07)	$(1.41)	$(0.16)	$(3.57)

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(645,006)	$(14,526,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of AmeriCold Logistics	—	13,539,000
Recovery from repayments of loans to AmeriCold Logistics previously reduced by equity in losses	(658,049)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	180,309	152,961
Interest and commitment fees payable on note to Vornado Realty Trust	1,167,576	1,336,384
Interest receivable from AmeriCold Logistics	18,572	(394,295)
Accounts payable and accrued expenses	(9,698)	(6,530)
Due to Vornado Realty Trust	1,356	(10,755)

Net cash provided by operating activities	55,060	90,506

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments of loans to AmeriCold Logistics	658,049	390,538

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note to Vornado Realty Trust	—	65,000

Net increase in cash and cash equivalents	713,109	546,044
Cash and cash equivalents at beginning of period	344,686	14,653

Cash and cash equivalents at end of period	$1,057,795	$560,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest and commitment fees	$—	$163,877

See notes to consolidated financial statements.

VORNADO OPERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION

     Vornado Operating Company (the “Company”) holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership (“Company L.P.”). The Company is the sole general partner of, and as of September 30, 2003, owned a 90.1% partnership interest in, Company L.P. All references to the “Company” refer to Vornado Operating Company and its subsidiaries including Company L.P.

2.	BASIS OF PRESENTATION

     The consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

     The accompanying consolidated financial statements include the accounts of the Company and Company L.P. All significant intercompany amounts have been eliminated. The Company’s 60% interest in AmeriCold Logistics is currently accounted for under the equity method of accounting as Crescent Operating, Inc., the Company’s partner in AmeriCold Logistics, has substantive participating rights. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company’s share of comprehensive income or loss and cash distributions or principal repayments from AmeriCold Logistics. The interest earned on the advances to AmeriCold Logistics is recorded as a component of income or loss from AmeriCold Logistics. The Company does not record comprehensive losses in excess of the cost of its investments in and advances to AmeriCold Logistics, as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The Company did not record its 60% share of AmeriCold Logistics’ net loss for the nine months ended September 30, 2003 as the Company’s investments in and advances to AmeriCold Logistics were fully absorbed by the Company’s share of the comprehensive losses of AmeriCold Logistics at December 31, 2002. The Company will record its share of future income from AmeriCold Logistics only for the portion of such income that is in excess of its share of losses not previously recorded. The Company's method for accounting for AmeriCold Logistics will change in the fourth quarter of 2003 (see Note 6).

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

     At September 30, 2003, $7,712,000 was outstanding under the Company’s secured loans to AmeriCold Logistics, which mature on December 31, 2004. These loans are carried at zero in the accompanying consolidated balance sheet as they have been fully absorbed by the Company’s share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics is required to make loan payments approximating $159,000 per month. The portions of the loan payments made during the three and nine months ended September 30, 2003 that represented the repayment of principal were $230,000 and $658,000, respectively, and are reflected as income from AmeriCold Logistics as this principal was previously reduced to zero by equity in losses of AmeriCold Logistics.

VORNADO OPERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

     The following condensed balance sheet data represents 100% of AmeriCold Logistics, in which the Company holds a 60% interest:

(amounts in thousands)	September 30, 2003	December 31, 2002

Current assets	$127,382	$116,420
Non-current assets	44,167	47,670

	$171,549	$164,090

Current liabilities	$119,247	$115,057
Non-current liabilities	122,918	90,666

	$242,165	$205,723

Partners’ deficit	$(70,616)	$(41,633)

     The following condensed operating and cash flow data represents 100% of AmeriCold Logistics, in which the Company holds a 60% interest:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

(amounts in thousands)	2003	2002	2003	2002

Revenues	$163,676	$161,669	$477,556	$471,159
Costs applicable to revenues	(120,534)	(122,084)	(349,786)	(347,032)

Gross margin	43,142	39,585	127,770	124,127
Depreciation and amortization	(2,469)	(2,606)	(7,327)	(7,874)
Rent	(41,190)	(35,936)	(122,494)	(109,824)
Other expenses, net	(9,714)	(10,301)	(26,932)	(28,994)

Net loss (1)	$(10,231)	$(9,258)	$(28,983)	$(22,565)

Cash flows (used in) provided by operating activities	$(2,949)	$2,376	$3,768	$(10,881)

     The following represents the components of the Company’s income (loss) from AmeriCold Logistics:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

(amounts in thousands)	2003	2002	2003	2002

Equity in loss (1)	$—	$(5,555)	$—	$(13,539)
Interest on loans	247	773	754	1,519
Recovery from repayments of loans previously reduced by equity in losses	230	—	658	—

	$477	$(4,782)	$1,412	$(12,020)

(1)	The Company did not record $6,139 and $17,390 (the respective 60% shares of AmeriCold Logistics’ net losses of $10,231 and $28,983) for the three and nine months ended September 30, 2003, respectively, as the Company’s investments in and advances to AmeriCold Logistics were fully absorbed by the Company’s share of the comprehensive losses of AmeriCold Logistics at December 31, 2002.

VORNADO OPERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

     AmeriCold Logistics has reported losses since its inception and, at September 30, 2003, the Company’s 60% share of AmeriCold Logistics’ partners’ deficit was $42,370,000, which includes $43,868,000 of deferred rent (rent recognized as expense but not paid in cash) to the Vornado REIT/Crescent REIT Partnership (the “Landlord”). On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period in AmeriCold Logistics’ leases with the Landlord to December 31, 2004 from December 31, 2003. Based on its right to defer rent, the management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through September 30, 2004. AmeriCold Logistics anticipates that by the end of the first quarter of 2004, the Landlord will restructure the leases to provide additional cash flow to AmeriCold Logistics. Further, the management of AmeriCold Logistics is also considering the financing of certain trade receivables and equipment. In the absence of such financings and the anticipated lease restructuring, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,002,000 loan from Vornado Realty Trust due December 31, 2004.

     During the nine months ended September 30, 2003, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer the payment of rent. AmeriCold Logistics’ deferred rent liability at September 30, 2003 is as follows:

Total (1)
(amounts in thousands)
Deferred during the three months ended September 30, 2003	$14,026
Deferred during the three months ended June 30, 2003	12,877
Deferred during the three months ended March 31, 2003	5,627
Aggregate deferral at December 31, 2002	40,583

$73,113

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

5.	LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,

(amounts in thousands,	2003	2002	2003	2002
except share and per share amounts)
Numerator:
Net loss	$(267)	$(5,730)	$(645)	$(14,526)

Denominator:
Weighted average shares outstanding	4,068,924	4,068,924	4,068,924	4,068,924

Net loss per share - basic and diluted	$(0.07)	$(1.41)	$(0.16)	$(3.57)

VORNADO OPERATING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(UNAUDITED)

     The Company’s stock options (358,569 outstanding and exercisable at September 30, 2003) are not dilutive in the reporting periods as the average market prices of the Company’s common stock did not exceed the option exercise prices and as the Company reported net losses. The rights issued pursuant to the Company’s Stockholder Protection Rights Plan are not dilutive in the reporting periods as the rights were not exercisable or outstanding. The limited partnership units of Company L.P. not owned by the Company (447,017 at September 30, 2003) are not dilutive in the reporting periods as the Company reported net losses.

6.	RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. The Company voluntarily adopted the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively for all employee awards granted, modified, or settled in 2003 and thereafter. The Company will utilize an option-pricing model and appropriate market assumptions to determine the value of such grants. Compensation expense will be recognized on a straight-line basis over the vesting periods of the grants. None of the Company’s stock options accounted for under the intrinsic value method (i.e., the difference between the price per share at the grant date and the option exercise price) prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, would have increased net losses for the three and nine months ended September 30, 2003 and 2002 had they been accounted for under the fair value method.

     In January 2003, FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires the consolidation of an entity by an enterprise if (i) that enterprise, known as a “primary beneficiary,” has an interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both and (ii) the entity is a variable interest entity. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which an enterprise becomes involved with the entity and reconsidered as of the date that one of three triggering events described in FIN No. 46 occurs.

     The Company previously disclosed that its investments in AmeriCold Logistics met the criteria for consolidation under FIN No. 46 and it would consolidate AmeriCold Logistics beginning July 1, 2003 by restating its prior period consolidated financial statements. However, in October 2003, FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This position allows public entities to defer the date for implementing FIN No. 46, except for certain required disclosures, until the end of the first interim or annual period ending after December 15, 2003 if certain conditions apply. The Company has concluded that AmeriCold Logistics qualifies for deferral and has elected to implement FIN No. 46 on December 31, 2003. Additionally, the Company is re-evaluating its implementation alternatives (i.e., restatement of its previously issued consolidated financial statements or a cumulative-effect adjustment). Had AmeriCold Logistics been consolidated as of September 30, 2003, the Company’s accumulated deficit and accumulated other comprehensive loss would have increased to $92,230,000 and $17,222,000, respectively.

     In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity as liabilities. On October 29, 2003, the FASB deferred, indefinitely, the application of paragraphs 9 and 10 of SFAS No. 150 as they relate to the fair value of mandatorily redeemable non-controlling interests in consolidated subsidiaries that have a finite life. The adoption of the remainder of SFAS No. 150 on July 1, 2003, as required, did not have a material effect on the Company’s consolidated financial statements.

INDEPENDENT ACCOUNTANTS’ REPORT

Stockholders and Board of Directors
Vornado Operating Company
New York, New York

     We have reviewed the accompanying condensed consolidated balance sheet of Vornado Operating Company as of September 30, 2003, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002, and of cash flows for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
November 5, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “intends,” “plans” or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond the Company’s ability to control or predict. Factors that might cause such a material difference include, but are not limited to: (a) the Company’s limited operating history; (b) restrictions on the Company’s business and future opportunities; (c) dependence upon Vornado Realty Trust; (d) the substantial influence of the Company’s controlling stockholders and conflicts of interest; (e) the bankruptcy of the Company’s joint venture partner in AmeriCold Logistics, Crescent Operating, Inc.; (f) risks associated with potential investments and the ability to manage those investments; (g) competition; (h) the Company’s obligations under the Revolving Credit Agreement with Vornado Realty Trust; (i) AmeriCold Logistics’ obligations under the lease agreements with the Vornado REIT/Crescent REIT Partnership (the “Landlord”); (j) the Company’s limited financial resources; (k) dependence on key personnel; (l) potential anti-takeover effects of the Company’s charter documents and Stockholder Protection Rights Plan and applicable law; (m) dependence on distributions from subsidiaries; (n) potential costs of compliance with environmental laws; (o) changes in the general economic climate; and (p) government regulations. See “Item 1. Business - Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Overview

     Management’s Discussion and Analysis of Financial Condition and Results of Operations considers the Company’s consolidated financial statements for the three and nine months ended September 30, 2003 and 2002.

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

Investments in and Advances to AmeriCold Logistics

     The Company’s 60% interest in AmeriCold Logistics is currently accounted for under the equity method of accounting as Crescent Operating Inc., the Company’s partner in AmeriCold Logistics, has substantive participating rights. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company’s share of comprehensive income or loss and cash distributions or principal repayments from AmeriCold Logistics. The interest earned on the advances to AmeriCold Logistics is recorded as a component of income or loss from AmeriCold Logistics. The Company does not record comprehensive losses in excess of the cost of its investments in and advances to AmeriCold Logistics, as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The Company did not record its 60% share of AmeriCold Logistics’ net loss for the nine months ended September 30, 2003 as the Company’s investments in and advances to AmeriCold Logistics were fully absorbed by the Company’s share of the comprehensive losses of AmeriCold Logistics at December 31, 2002. The Company will record its share of future income of AmeriCold Logistics only for the portion of such income that is in excess of its share of losses not previously recorded.

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires the consolidation of an entity by an enterprise if (i) that enterprise, known as a “primary beneficiary,” has an interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both and (ii) the entity is a variable interest entity. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which an enterprise becomes involved with the entity and reconsidered as of the date that one of three triggering events described in FIN No. 46 occurs.

     The Company previously disclosed that its investments in AmeriCold Logistics met the criteria for consolidation under FIN No. 46 and it would consolidate AmeriCold Logistics beginning July 1, 2003 by restating its prior period consolidated financial statements. However, in October 2003, FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This position allows public entities to defer the date for implementing FIN No. 46, except for certain required disclosures, until the end of the first interim or annual period ending after December 15, 2003 if certain conditions apply. The Company has concluded that AmeriCold Logistics qualifies for deferral and has elected to implement FIN No. 46 on December 31, 2003. Additionally, the Company is re-evaluating its implementation alternatives (i.e., restatement of its previously issued consolidated financial statements or a cumulative-effect adjustment). Had AmeriCold Logistics been consolidated as of September 30, 2003, the Company’s accumulated deficit and accumulated other comprehensive loss would have increased to $92,230,000 and $17,222,000, respectively.

Results of Operations

     The Company had a net loss of $267,000 for the three months ended September 30, 2003, compared to $5,730,000 for the three months ended September 30, 2002, a decrease of $5,463,000, and $645,000 for the nine months ended September 30, 2003, compared to $14,526,000 for the nine months ended September 30, 2002, a decrease of $13,881,000.

     General and administrative expenses were $358,000 for the three months ended September 30, 2003, compared to $434,000 for the three months ended September 30, 2002, a decrease of $76,000. General and administrative expenses were $892,000 for the nine months ended September 30, 2003, compared to $1,007,000 for the nine months ended September 30, 2002, a decrease of $115,000. These decreases resulted primarily from lower franchise taxes due to the decline in the book value of the Company’s investments in and advances to AmeriCold Logistics and lower professional fees, partially offset by higher corporate insurance costs.

     Interest and debt expense to Vornado Realty Trust was $387,000 for the three months ended September 30, 2003, compared to $514,000 for the three months ended September 30, 2002, a decrease of $127,000, and $1,168,000 for the nine months ended September 30, 2003, compared to $1,500,000 for the nine months ended September 30, 2002, a decrease of $332,000. These decreases resulted primarily from lower average balances outstanding and lower LIBOR rates under the Revolving Credit Agreement with Vornado Realty Trust during the current year’s periods.

     The following represents the components of the Company’s income (loss) from AmeriCold Logistics:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,

(amounts in thousands)	2003	2002	2003	2002

Equity in loss	$—	$(5,555)	$—	$(13,539)
Interest on loans	247	773	754	1,519
Recovery from repayments of loans previously reduced by equity in losses	230	—	658	—

	$477	$(4,782)	$1,412	$(12,020)

     The Company did not record $6,139,000 and $17,390,000 (the respective 60% shares of AmeriCold Logistics’ net losses of $10,231,000 and $28,983,000) for the three and nine months ended September 30, 2003, respectively, as the Company’s investments in and advances to AmeriCold Logistics were fully absorbed by the Company’s share of the comprehensive losses of AmeriCold Logistics at December 31, 2002 and as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. In the three and nine months ended September 30, 2002, the Company recorded its 60% share of AmeriCold Logistics’ net losses of $9,258,000 and $22,565,000 for those periods, or $5,555,000 and $13,539,000, respectively. The decreases in interest earned on the Company’s loans to AmeriCold Logistics of $526,000 and $765,000 are attributable to lower average loans outstanding in the current year’s periods. The amounts of $230,000 and $658,000 recognized as income in the current year’s respective periods represent repayments from AmeriCold Logistics of its loans from the Company that were previously reduced to zero by equity in losses of AmeriCold Logistics.

     To keep the Company’s stockholders knowledgeable about the Company’s sole investment, a discussion of AmeriCold Logistics’ results of operations is included below. The amounts discussed below in “AmeriCold Logistics’ Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002” exclude the interest income and the gains of $230,000 and $658,000 recorded by the Company during the three and nine month periods ended September 30, 2003.

AmeriCold Logistics’ Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

     The following is a discussion of the results of operations of AmeriCold Logistics, the Company’s investee in the temperature controlled logistics business. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of this business and see Note 3 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for condensed balance sheet and operating data of AmeriCold Logistics. The data below represents 100% of this business, in which the Company holds a 60% interest. For the purpose of the discussion below, “Leased Operations” refer to operations at warehouses leased by AmeriCold Logistics and “Other Operations” refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers (“Managed Warehouses”), (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments, and (iii) Quarry Operations. In December 2002, AmeriCold Logistics sold its quarries to a joint venture owned 44% by Vornado Realty Trust and 56% by Crescent Real Estate Equities Company, the owners of the Landlord. Additionally, AmeriCold Logistics agreed to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as the operator.

Certain prior period amounts in this discussion were reclassified to conform to the current period presentation.

Revenues were $163,676,000 for the three months ended September 30, 2003, compared to $161,669,000 for the three months ended September 30, 2002, an increase of $2,007,000, and $477,556,000 for the nine months ended September 30, 2003, compared to $471,159,000 for the nine months ended September 30, 2002, an increase of $6,397,000. Revenues from Leased Operations were $109,921,000 for the three months ended September 30, 2003, compared to $110,342,000 for the three months ended September 30, 2002, a decrease of $421,000, and $317,508,000 for the nine months ended September 30, 2003, compared to $322,544,000 for the nine months ended September 30, 2002, a decrease of $5,036,000. Revenues from Other Operations were $53,755,000 for the three months ended September 30, 2003, compared to $51,327,000 for the three months ended September 30, 2002, an increase of $2,428,000, and $160,048,000 for the nine months ended September 30, 2003, compared to $148,615,000 for the nine months ended September 30, 2002, an increase of $11,433,000.

The gross margin for Leased Operations was $38,603,000, or 35.1%, for the three months ended September 30, 2003, compared to $36,478,000, or 33.1%, for the three months ended September 30, 2002, an increase of $2,125,000, and $114,819,000, or 36.2%, for the nine months ended September 30, 2003, compared to $114,267,000, or 35.4%, for the nine months ended September 30, 2002, an increase of $552,000. The revenue decreases in Leased Operations for both the three and nine months ended September 30, 2003 were primarily the result of lower storage and accessorial revenues, partially offset by increased handling revenues. Gross margins in the current year’s periods increased as a result of cost containment measures.

The increases in revenues from Other Operations were largely due to (i) new Managed Warehouse contracts that commenced after the first quarter of 2002 and (ii) increased volume from two significant customers, partially offset by (iii) the discontinuation of Transportation Management Services business with lower margin customers and (iv) the effect of the December 2002 quarry sale noted above. Operating income from Other Operations was $4,539,000 for the three months ended September 30, 2003, compared to $3,107,000 for the three months ended September 30, 2002, an increase of $1,432,000, and $12,951,000 for the nine months ended September 30, 2003, compared to $9,860,000 for the nine months ended September 30, 2002, an increase of $3,091,000. These increases resulted chiefly from the new Managed Warehouse contracts noted above and more favorable rates with transportation carriers, partially offset by the effect of the December 2002 quarry sale.

Rent expense was $41,190,000 for the three months ended September 30, 2003, compared to $35,936,000 for the three months ended September 30, 2002, an increase of $5,254,000, and $122,494,000 for the nine months ended September 30, 2003, compared to $109,824,000 for the nine months ended September 30, 2002, an increase of $12,670,000. These increases resulted from higher percentage rent in the current year as the lease amendment with the Landlord that reduced percentage rent for the 2002 lease year expired.

General and administrative expenses were $8,681,000 for the three months ended September 30, 2003, compared to $8,885,000 for the three months ended September 30, 2002, a decrease of $204,000, and $24,500,000 for the nine months ended September 30, 2003, compared to $25,704,000 for the nine months ended September 30, 2002, a decrease of $1,204,000. These decreases were primarily a result of cost containment measures.

Depreciation and amortization expense was $2,469,000 for the three months ended September 30, 2003, compared to $2,606,000 for the three months ended September 30, 2002, a decrease of $137,000, and $7,327,000 for the nine months ended September 30, 2003, compared to $7,874,000 for the nine months ended September 30, 2002, a decrease of $547,000. These decreases were primarily attributable to the December 2002 quarry sale.

Interest expense was $885,000 for the three months ended September 30, 2003, compared to $1,521,000 for the three months ended September 30, 2002, a decrease of $636,000, and $2,539,000 for the nine months ended September 30, 2003, compared to $3,639,000 for the nine months ended September 30, 2002, a decrease of $1,100,000. These decreases resulted from lower average borrowings outstanding in the current year, partially offset by the interest on higher average deferred rent balances in the current year.

Other expenses, net was $148,000 for the three months ended September 30, 2003, compared to other income, net of $105,000 for the three months ended September 30, 2002, a decrease of $253,000. Other income, net was $107,000 for the nine months ended September 30, 2003, compared to $349,000 for the nine months ended September 30, 2002, a decrease of $242,000. The decreases for both periods resulted from lower interest rates on cash balances and a $115,000 adjustment to the gain on the quarry sale. In addition, the decrease for the nine month period includes the $140,000 loss on the March 2003 accounts receivable sale (see “Liquidity and Capital Resources” below). This decrease was partially offset by foreign currency translation gains at AmeriCold Logistics’ warehouse in Canada.

Liquidity and Capital Resources

     The Company has a $75,000,000 unsecured Revolving Credit Agreement with Vornado Realty Trust which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (4.12% at September 30, 2003). The Company pays Vornado Realty Trust a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; such commitment fees were $384,000 and $333,000 for the nine months ended September 30, 2003 and 2002, respectively. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends. The Company currently has no external sources of financing except this facility. At September 30, 2003, $1,198,000 of interest and commitment fees were unpaid, which reduces the availability under the Revolving Credit Agreement to $49,998,000.

     At September 30, 2003, $7,712,000 was outstanding under the Company’s secured loans to AmeriCold Logistics, which mature on December 31, 2004. These loans are carried at zero in the Company’s consolidated balance sheet as they have been fully absorbed by the Company’s share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics is required to make loan payments approximating $159,000 per month. The portions of the loan payments made during the three and nine months ended September 30, 2003 that represented the repayment of principal were $230,000 and $658,000, respectively, and are reflected as income from AmeriCold Logistics as this principal was previously reduced to zero by equity in losses of AmeriCold Logistics.

     AmeriCold Logistics has reported losses since its inception and, at September 30, 2003, the Company’s 60% share of AmeriCold Logistics’ partners’ deficit was $42,370,000, which includes $43,868,000 of deferred rent (rent recognized as expense but not paid in cash) to the Landlord. On March 7, 2003, AmeriCold Logistics and the Landlord extended the deferred rent period in AmeriCold Logistics’ leases with the Landlord to December 31, 2004 from December 31, 2003. Based on its right to defer rent, the management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through September 30, 2004. AmeriCold Logistics anticipates that by the end of the first quarter of 2004, the Landlord will restructure the leases to provide additional cash flow to AmeriCold Logistics. Further, the management of AmeriCold Logistics is also considering the financing of certain trade receivables and equipment. In the absence of such financings and the anticipated lease restructuring, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,002,000 loan from Vornado Realty Trust due December 31, 2004, as described above.

     During the nine months ended September 30, 2003, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer the payment of rent. AmeriCold Logistics’ deferred rent liability at September 30, 2003 is as follows:

(amounts in thousands)	Total (1)

Deferred during the three months ended September 30, 2003	$14,026
Deferred during the three months ended June 30, 2003	12,877
Deferred during the three months ended March 31, 2003	5,627
Aggregate deferral at December 31, 2002	40,583

$73,113

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

     On April 30, 2002, the American Stock Exchange (“AMEX”) notified the Company that it had fallen below the AMEX’s continued listing standards because it had losses from continuing operations and/or net losses in two of its three most recent fiscal years and it had not maintained at least $2,000,000 in stockholders’ equity. The April 30, 2002 letter offered the Company an opportunity to submit a plan that would ultimately bring the Company into compliance with the AMEX’s continued listing standards. On June 6, 2002, the Company submitted a plan to the AMEX which included the anticipated restructuring of AmeriCold Logistics’ leases with the Landlord to provide additional cash flow; the sale of non-core assets by AmeriCold Logistics; and operating improvements. After reviewing the Company’s plan, the AMEX notified the Company by letter dated July 8, 2002 that it accepted the Company’s plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. On June 30, 2003, the Company received notice that, due to its continuing failure to meet the listing standards, the AMEX was going to remove the Company’s common stock from listing on the AMEX, subject to approval by the Securities and Exchange Commission (“SEC”). As a result, the AMEX suspended trading in the Company’s common stock as of the close of business on July 11, 2003. Effective July 14, 2003, the Company’s common stock began trading over the counter under its newly assigned ticker symbol, VOOC. On July 24, 2003, the SEC issued an order to approve the removal of the Company’s common stock from listing on the AMEX. Effective July 25, 2003, the Company’s common stock was eligible for trading on the OTC Bulletin Board. Trading of the Company’s common stock through market makers may involve decreased liquidity and risks not present when common stock is traded on a securities exchange.

Cash Flows for the Nine Months Ended September 30, 2003

     Net cash provided by operating activities of $55,000 is comprised of (i) the net change in operating assets and liabilities of $1,358,000, partially offset by (ii) a net loss of $645,000 and (iii) the non-cash and non-operating income from AmeriCold Logistics of $658,000.

     Cash provided by investing activities of $658,000 resulted from repayments of loans to AmeriCold Logistics.

     There were no cash flows from financing activities.

Cash Flows for the Nine Months Ended September 30, 2002

     Net cash provided by operating activities of $91,000 is comprised of (i) the non-cash loss from AmeriCold Logistics of $13,539,000 and (ii) the net change in operating assets and liabilities of $1,078,000 partially offset by (iii) a net loss of $14,526,000.

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

     The fair value of the Company’s note payable to Vornado Realty Trust, estimated by discounting the future cash flows using current market rates available to the Company, is approximately $2,900,000 less than the carrying amount of such debt at September 30, 2003. Such fair value estimate is not necessarily indicative of the amount that would be paid upon liquidation of the Company’s note payable.

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

Item 5. Other Information

     Anthony Cossentino became the Chief Financial Officer of AmeriCold Logistics on September 22, 2003. Mr. Cossentino was formerly the President and Chief Executive Officer of Jazz Photo Corp., a privately-held designer, importer and distributor of photographic equipment. Prior thereto, from January 1995 to May 2001, he was the Chief Financial Officer of CS Integrated LLC, a provider of logistics services with over 100 temperature controlled warehouses throughout the United States and Europe and a wholly-owned subsidiary of ProLogis. Mr. Cossentino, a certified public accountant, replaced Jonathan C. Daiker, who resigned from the position of Chief Financial Officer effective June 5, 2003.

     Subject to confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code, Crescent Operating, Inc., the Company’s joint venture partner in AmeriCold Logistics, is expected to transfer its interest in AmeriCold Logistics to an entity to be owned by the shareholders of Crescent Real Estate Equities Company. The shareholders of Crescent Operating, Inc. approved the plan of reorganization on March 6, 2003. It is uncertain whether this plan will be confirmed and what effect, if any, this plan and the proposed change in ownership will have on the operations and management of AmeriCold Logistics.

Item 6. Exhibits and Reports on Form 8-K:

     (a)  Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

     (b)  Reports on Form 8-K:

          During the quarter ended September 30, 2003, Vornado Operating Company filed the following reports on Form 8-K:

Period Covered (Date of
Event Reported)	Items Reported	Date Filed

July 9, 2003	Press release – suspension of trading of common stock	July 9, 2003

July 14, 2003	Press release – new ticker symbol for common stock	July 15, 2003

September 23, 2003	Press release – Vornado Realty Trust investor conference	September 23, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VORNADO OPERATING COMPANY

(Registrant)

Date: November 5, 2003	By:	/s/ JOSEPH MACNOW

Joseph Macnow, Executive Vice President –
Finance and Administration and Chief Financial
Officer (duly authorized officer and principal
financial and accounting officer)

Exhibit Index

Exhibit No.

The following is a list of all exhibits filed as part of this report.

3.1	Restated Certificate of Incorporation of Vornado Operating Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-11 (File No. 333-40701), as filed with the Commission on September 28, 1998)	*

3.2	Amended and Restated Bylaws of Vornado Operating Company (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 001-14525), as filed with the Commission on May 9, 2000)	*

15.1	Letter of Deloitte & Touche LLP regarding unaudited interim financial information

31.1	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.