Form 10-K
period 2003-12-31
VORNADO OPERATING CO
filed 2004-03-03
CIK 1050080

                                                        EXHIBIT INDEX ON PAGE 61

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2003
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file number 001-14525

                            VORNADO OPERATING COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                            22-3569068
-----------------------------------------    ------------------------------
     (State or other jurisdiction of               (IRS Employer
     incorporation or organization)             Identification No.)

  210 ROUTE 4 EAST, PARAMUS, NEW JERSEY                07652
-----------------------------------------    ------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (201) 587-7721

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant (i.e., by persons other than officers and directors of Vornado Operating Company) as of June 30, 2003 was $2,387,665.

As of February 1, 2004, there were 4,068,924 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the Proxy Statement for Annual Meeting of Stockholders to be held on May 27, 2004.

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I....................................................................................................    3
   ITEM 1.   Business.....................................................................................    3
   ITEM 2.   Properties...................................................................................   11
   ITEM 3.   Legal Proceedings............................................................................   11
   ITEM 4.   Submission of Matters to a Vote of Security Holders..........................................   11
             Executive Officers of the Registrant.........................................................   12
PART II...................................................................................................   13
   ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................   13
   ITEM 6.   Selected Financial Data......................................................................   14
   ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations........   15
   ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk...................................   23
   ITEM 8.   Financial Statements and Supplementary Data..................................................   24
   ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........   24
   ITEM 9A.  Controls and Procedures......................................................................   24
PART III..................................................................................................   41
   ITEM 10.  Directors and Executive Officers of the Registrant (1).......................................   41
   ITEM 11.  Executive Compensation (1)...................................................................   41
   ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
             Matters (1)..................................................................................   41
   ITEM 13.  Certain Relationships and Related Transactions (1)...........................................   41
   ITEM 14.  Principal Accountant Fees and Services (1)...................................................   41
PART IV...................................................................................................   42
   ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................   42
SIGNATURES................................................................................................   43

(1)These items are omitted in part or in whole because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 involving the election of directors with the Securities and Exchange Commission not later than 120 days after December 31, 2003, which is incorporated by reference herein. See "Executive Officers of the Registrant" for information relating to executive officers of the registrant.

         Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. The Company's future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "intends," "plans" or similar expressions in this Annual Report on Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond the Company's ability to control or predict. Factors that might cause such a material difference include, but are not limited to: (a) the substantial doubt about the Company's ability to continue as a going concern and its limited financial resources; (b) restrictions on the Company's business and future opportunities; (c) dependence upon Vornado Realty Trust; (d) the substantial influence of the Company's controlling stockholders and conflicts of interest;
(e) the bankruptcy of the Company's joint venture partner in AmeriCold Logistics, Crescent Operating, Inc.; (f) risks associated with potential investments and the ability to manage those investments; (g) competition; (h) dependence on key personnel; (i) potential anti-takeover effects of the Company's charter documents and Stockholder Protection Rights Plan and applicable law; (j) dependence on distributions from subsidiaries; (k) potential costs of compliance with environmental laws; (l) changes in the general economic climate; and (m) government regulations.

         For these forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to the Company or any person acting on the Company's behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this paragraph. The Company does not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

                                     PART I.

ITEM 1. BUSINESS

GENERAL

         On October 16, 1998, Vornado Realty L.P. (the "Operating Partnership"), a subsidiary of Vornado Realty Trust ("Vornado"), made a distribution of one share of common stock of Vornado Operating Company, a Delaware corporation (the "Company"), for each 20 units of limited partnership interest of the Operating Partnership (including the units owned by Vornado) held of record as of the close of business on October 9, 1998, and Vornado, in turn, made a distribution of the common stock it received to the holders of its common shares of beneficial interest.

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

         The principal executive offices of the Company are located at 210 Route 4 East, Paramus, New Jersey 07652, and its telephone number at that location is
(201) 587-7721.

ABILITY TO CONTINUE AS A GOING CONCERN

         Substantial doubt exists as to the Company's ability to continue as a going concern and its ability to discharge its liabilities in the normal course of business. The Company has incurred losses since its inception and, in the aggregate, its investments have not generated sufficient cash flow to pay all of the Company's expenses. The Company estimates that it has adequate borrowing capacity under its credit facility with Vornado to meet its cash needs until December 31, 2004. However, the principal, interest and fees outstanding under the line of credit come due on such date. The Company currently has no external sources of financing except this facility.

         The Company's other potential source of cash is its investment in AmeriCold Logistics. However, AmeriCold Logistics has also reported losses since inception and, at December 31, 2003, the Company's 60% share of AmeriCold Logistics' partners' deficit was $45,643,000, which includes $49,436,000 of deferred rent (rent recognized as expense but not paid in cash) to its landlord, the Vornado REIT/Crescent REIT Partnership (the "Landlord"). AmeriCold Logistics anticipates that in 2004, the Landlord will restructure the leases to provide additional cash flow to AmeriCold Logistics. Notwithstanding the foregoing, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of the anticipated lease restructuring or other options, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,394,000 loan from Vornado or the ability to continue as a going concern.

VORNADO AGREEMENT AND CHARTER PURPOSE CLAUSES

         Pursuant to the Vornado Agreement, among other things, (i) Vornado will, under certain circumstances, offer the Company an opportunity to become the lessee of certain real property owned now or in the future by Vornado (under mutually satisfactory lease terms) and (ii) the Company will not make any real estate investment or other REIT-Qualified Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity.

         More specifically, the Vornado Agreement requires, subject to certain terms, that Vornado provide the Company with an opportunity (a "Tenant Opportunity") to become the lessee of any real property owned now or in the future by Vornado if Vornado determines, in its sole discretion, that, consistent with Vornado's status as a REIT, it is required to enter into a master lease arrangement with respect to such property and that the Company is qualified to act as lessee thereof. In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or a group of related properties or projects) is leased to a single lessee. Under the Vornado Agreement, the Company and Vornado will negotiate with each other on an exclusive basis for 30 days regarding the terms and conditions of the lease in respect of each Tenant Opportunity. If a mutually satisfactory agreement cannot be reached within the 30-day period, Vornado may for a period of one year thereafter enter into a binding agreement with respect to such Tenant Opportunity with any third party on terms no more favorable to the third party than the terms last offered to the Company. If Vornado does not enter into a binding agreement with respect to such Tenant Opportunity within such one-year period, Vornado must again offer the Tenant Opportunity to the Company in accordance with the procedures specified above prior to offering such Tenant Opportunity to any other party.

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

         Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's offices, space for the Company's principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and reimburses Vornado for certain costs incurred and paid to third parties on behalf of the Company. For such services, the Company incurred $330,000, $330,000 and $371,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

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

VORNADO OPERATING L.P. AND INTERSTATE PROPERTIES

         The Company holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of and, as of December 31, 2003, owned a 90.1% partnership interest in Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries, including Company L.P.

         Interstate Properties, a New Jersey general partnership ("Interstate"), and its three partners -- Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado) and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company) -- beneficially owned, in the aggregate, a 9.9% limited partnership interest in Company L.P. and 7.9% of the common stock of the Company as of December 31, 2003. Interstate has the right to have its limited partnership interest in Company L.P. redeemed by Company L.P. either for (i) cash in an amount equal to the fair market value, at the time of redemption, of 447,017 shares of common stock or (ii) 447,017 shares of common stock, in each case as selected by the Company and subject to customary anti-dilution adjustments.

TEMPERATURE CONTROLLED LOGISTICS BUSINESS ("AMERICOLD LOGISTICS")

(Data in this section with respect to AmeriCold Logistics represents 100% of AmeriCold Logistics, in which the Company holds a 60% interest, unless otherwise specified)

         In October 1997, a partnership (the "Vornado REIT/Crescent REIT Partnership" or the "Landlord") in which Vornado has a 60% interest and Crescent Real Estate Equities Company ("Crescent") has a 40% interest acquired each of AmeriCold Corporation and URS Logistics, Inc. In June and July 1998, the Vornado REIT/Crescent REIT Partnership acquired the assets of Freezer Services, Inc. and the Carmar Group.

         On March 11, 1999, the Company and Crescent Operating, Inc. ("COPI") formed the "Vornado Crescent Logistics Operating Partnership" (which does business under the name "AmeriCold Logistics") to purchase all of the non-real estate assets of the Vornado REIT/Crescent REIT Partnership for $48,723,000, of which the Company's 60% share was $29,234,000. The purchase price was proposed by the Landlord. The Boards of Directors of both the Company and COPI approved the transaction after concluding that the price was the fair market value at the time of the transaction. To fund its share of the purchase price, the Company utilized $4,647,000 of cash and borrowed $18,587,000 under its Revolving Credit Agreement with Vornado. The Company paid the balance of $6,000,000 on March 7, 2000.

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

         AmeriCold Logistics, headquartered in Atlanta, Georgia, has approximately 5,800 employees and operates 102 temperature controlled warehouse facilities nationwide with an aggregate of approximately 546 million cubic feet of refrigerated, frozen and dry storage space. Of the 102 warehouses, AmeriCold Logistics leases 87 temperature controlled warehouses with an aggregate of approximately 441 million cubic feet of space from the Landlord, and manages 15 additional warehouses containing approximately 105 million cubic feet of space. AmeriCold Logistics provides the food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production, distribution and public facilities. Production facilities typically serve one or a small number of customers, generally food processors, which are located nearby. These customers store large quantities of processed or partially processed products in the facilities until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. Public facilities generally serve the needs of local and regional customers under short-term agreements. Food manufacturers and processors use these facilities to store capacity overflow from their production facilities or warehouses. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers.

         AmeriCold Logistics' customers consist primarily of national, regional and local food manufacturers, distributors, retailers and service organizations. A breakdown of AmeriCold Logistics' largest customers follows:

                                       Percentage of 2003
                                            Revenue
                                       ------------------
H.J. Heinz & Co.                              15%
ConAgra Foods, Inc.                           13
Philip Morris Companies, Inc.                  8
Sara Lee Corp.                                 5
General Mills, Inc.                            4
Tyson Foods, Inc.                              4
Schwan Corporation                             4
McCain Foods, Inc.                             4
J.R. Simplot Co.                               2
Nippon Suisan                                  2
Other                                         39
                                             ---
   Total                                     100%
                                             ===

         AmeriCold Logistics faces national, regional and local competition. Breadth of service, warehouse locations, customer mix, warehouse size, service performance and price are major competitive factors.

Management of AmeriCold Logistics

         On February 23, 2004, AmeriCold Logistics announced that Alec Covington resigned as President and Chief Executive Officer, effective March 31, 2004, to take an opportunity in an unrelated industry. A search to identify a successor is under way. In the interim, Mike O'Connell, who has been with AmeriCold Logistics for over ten years, has been promoted to be in charge of all operations and, until a successor is in place, will report to Anthony Cossentino, Chief Financial Officer.

         Anthony Cossentino became the Chief Financial Officer of AmeriCold Logistics in September 2003. Mr. Cossentino was formerly the President and Chief Executive Officer of Jazz Photo Corp., a privately-held designer, importer and distributor of photographic equipment. Prior thereto, from January 1995 to May 2001, he was the Chief Financial Officer of CS Integrated LLC, a provider of logistics services with over 100 temperature controlled warehouses throughout the United States and Europe and a wholly-owned subsidiary of ProLogis. Mr. Cossentino, a certified public accountant, replaced Jonathan C. Daiker, who resigned from the position of Chief Financial Officer effective June 2003.

AmeriCold Logistics' Leases with the Landlord

         AmeriCold Logistics entered into leases with the Landlord covering 87 of the warehouses used in this business. The leases, which commenced in March 1999, as amended, generally have 15-year terms with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue from customers. The leases provide for fixed base rents of approximately $136,000,000 in 2000, $137,000,000 per annum from 2001 through 2003, $140,000,000 per annum from 2004 through 2008, $145,000,000 per annum for
2009, $142,000,000 per annum for 2010, and $139,000,000 per annum from 2011 through February 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $350,000,000, and the weighted average percentage rate is approximately 36% through 2003, approximately 38% from 2004 through 2008 and approximately 40% from 2009 through February 2014. The aggregate base revenue amount under the sixth lease is approximately $32,000,000 through 2001, and approximately $26,000,000 from 2002 through February 2014, and the percentage rate is 24% through 2001, 37.5% from 2002 through 2006, 40% from 2007 through 2011 and 41% from 2012 through February 2014. The fixed base rent for each of the two five-year renewal options is equal, generally, to the greater of the fair market rent at that time and the fixed base rent for the immediately preceding lease year plus 5%.

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

         AmeriCold Logistics has the right to defer the payment of 15% of annual fixed base rent and all percentage rent until December 31, 2004 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. Pursuant thereto, AmeriCold Logistics' deferred rent liability at December 31, 2003, net of the waived rent discussed below, is as follows:

         (amounts in thousands)                                 Total (1)
                                                           ------------------
Deferred during 2003                                       $           41,811
Deferred during 2002                                                   32,248
Aggregate deferral at December 31, 2001                                 8,335
                                                           ------------------
                                                           $           82,394
                                                           ==================

(1) The Company does not guarantee AmeriCold Logistics' deferred rent liability.

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

         On March 2, 2004, AmeriCold Logistics and the Landlord extended the deferred rent period in AmeriCold Logistics' leases with the Landlord to December 31, 2005 from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003 on March 7, 2003.

Severance and Relocation Costs

         In the year ended December 31, 2001, AmeriCold Logistics recorded a charge of $8,895,000 (of which the Company's share is $5,337,000) comprised of
(i) severance and relocation costs associated with a management restructuring and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta, Georgia headquarters. Severance related charges were for the termination of 199 employees, located primarily in the Atlanta and Portland offices. In 2002, AmeriCold Logistics reduced the charge by $949,000 (of which the Company's share is $569,000). AmeriCold Logistics' liability for severance at December 31, 2003 was $497,000; the remaining 50 of the 199 original employees are expected to be terminated in 2004.

Dispositions

         On December 31, 2002, Vornado and Crescent formed a new joint venture (the "Quarry Company") in which Vornado holds a 44% interest and Crescent holds a 56% interest. This new joint venture acquired AmeriCold Logistics' Carthage, Missouri and Kansas City, Kansas limestone quarries for $20,000,000, the appraised value. The purchase price consisted of $8,929,000 in cash and the cancellation of $11,071,000 of notes owed by AmeriCold Logistics to Crescent. AmeriCold Logistics recognized a gain of $2,225,000 (of which the Company's share is $1,335,000). AmeriCold Logistics used $8,800,000 of the cash proceeds to repay a portion of its loans from the Company. The Company recognized a gain on the repayment from AmeriCold Logistics of $8,608,000 as the loans were previously reduced by equity in losses of AmeriCold Logistics. Additionally, AmeriCold Logistics entered into a management agreement with the Quarry Company to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as operator of the quarries. The agreement is for a term of one year and automatically renews for additional one-year periods unless terminated by either party. The Company used the $8,800,000 repayment from AmeriCold Logistics and $700,000 of its cash to repay $7,685,000 of principal and $1,815,000 of interest and commitment fees under the Revolving Credit Agreement with Vornado.

         On December 31, 2002, AmeriCold Logistics sold, without recourse, accounts receivable of $5,720,000 to the Quarry Company for $5,600,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale (of which the Company's share is $72,000).

         On March 28, 2003, AmeriCold Logistics sold, without recourse, accounts receivable of $6,640,000 to the Quarry Company for $6,500,000 in cash. AmeriCold Logistics recognized a loss of $140,000 on the sale.

         On January 20, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $6,120,000 to the Quarry Company for $6,000,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale. AmeriCold Logistics also agreed to act as agent to collect the accounts receivable. The Company does not believe that any significant servicing asset or liability exists.

Cash Resources

         At December 31, 2002, the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics has reported losses since its inception and, at December 31, 2003, the Company's share of AmeriCold Logistics' partners' deficit was $45,643,000, which includes $49,436,000 of deferred rent (rent recognized as expense but not paid in cash) to the Landlord. On March 2, 2004, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2005 from December 31, 2004. Based on its right to defer rent, the management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through December 31, 2004. AmeriCold Logistics anticipates that in 2004, the Landlord will restructure the leases to provide additional cash flow to

AmeriCold Logistics. Notwithstanding the foregoing, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of the anticipated lease restructuring or other options, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,394,000 loan from Vornado due December 31, 2004.

Terms of the Vornado Crescent Logistics Operating Partnership

         Vornado is the day-to-day liaison to the management of AmeriCold Logistics. AmeriCold Logistics pays Vornado an annual fee of $487,000, which is based on the temperature controlled logistics operating assets acquired by AmeriCold Logistics on March 11, 1999. This fee increases by an amount equal to 1% of the cost of new acquisitions, including transaction costs. AmeriCold Logistics provides financial statement preparation, tax and similar services to the Vornado REIT/Crescent REIT Partnership. For such services, AmeriCold Logistics has received fees of $276,000, $273,000 and $268,000 in 2003, 2002 and 2001, respectively.

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

EMPLOYEES

         At December 31, 2003, the Company had no employees. The Company expects that, when it acquires specific assets or business operations, the subsidiaries of the Company making such acquisitions will have their own employees. AmeriCold Logistics, in which the Company has a 60% interest, has approximately 5,800 employees.

AVAILABLE INFORMATION

         Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as filings on Forms 3, 4 and 5 regarding officers, directors or 10% beneficial owners of the Company, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, are available free of charge through the Company's website (www.vornadoopco.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The Company also has made available, on the website, copies of the Company's Audit Committee charter and "Code of Ethics for Senior Financial Officers." In the event of any changes to these items, changed copies will be made available on the website.

RISK FACTORS

         Set forth below are the risks and certain factors that may adversely affect the Company's business and operations. This section contains forward-looking statements. Refer to the qualifications and limitations on forward-looking statements on page 2.

ABILITY TO CONTINUE AS A GOING CONCERN AND LIMITED FINANCIAL RESOURCES

         Substantial doubt exists as to the Company's ability to continue as a going concern and its ability to discharge its liabilities in the normal course of business. The Company has incurred losses since its inception and, in the aggregate, its investments have not generated sufficient cash flow to pay all of the Company's expenses. The Company estimates that it has adequate borrowing capacity under its credit facility with Vornado to meet its cash needs until December 31, 2004. However, the principal, interest and fees outstanding under the line of credit come due on such date. The Company currently has no external sources of financing except this facility.

         The Company's other potential source of cash is its investment in AmeriCold Logistics. However, AmeriCold Logistics has also reported losses since inception and, at December 31, 2003, the Company's 60% share of AmeriCold Logistics' partners' deficit was $45,643,000, which includes $49,436,000 of deferred rent (rent recognized as expense but not paid in cash) to the Landlord, the Vornado REIT/Crescent REIT Partnership.

AmeriCold Logistics anticipates that in 2004, the Landlord will restructure the leases to provide additional cash flow to AmeriCold Logistics. Notwithstanding the foregoing, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of the anticipated lease restructuring or other options, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,394,000 loan from Vornado or the ability to continue as a going concern.

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

DEPENDENCE UPON VORNADO

         The Company expects to rely on Vornado to identify business opportunities for the Company, and the Company currently expects that those opportunities will relate in some manner to Vornado and its real estate investments rather than to unrelated businesses. There can be no assurance that Vornado will identify opportunities for the Company or that any opportunities that Vornado identifies will be within the Company's financial, operational or managerial parameters. Vornado is required under the Vornado Agreement to provide the Company with an opportunity to become the lessee of real property acquired by Vornado only if Vornado determines in its sole discretion that, consistent with Vornado's status as a REIT, it is required to enter into a master lease arrangement with respect to such property and that the Company is qualified to act as lessee thereof. Moreover, the Company is entitled to enter into such a master lease arrangement with Vornado only if the Company and Vornado are able to agree on mutually satisfactory lease terms.

         If in the future Vornado should cease to qualify as a REIT and thereafter acquire a property, Vornado would have the right under the Vornado Agreement to lease the property to any person or entity pursuant to any type of lease (including a master lease arrangement) or to operate the property itself, in either case without offering the Company an opportunity to become a lessee thereof. The Company, however, would remain subject to all of the limitations on its operations contained in the Charter and the Vornado Agreement. Accordingly, if Vornado should cease to qualify as a REIT, it could have a material adverse effect on the Company.

         If in the future, Vornado should sell any property which is leased to the Company, it is possible that the new owner might refuse to renew the lease upon the expiration of its term.

SUBSTANTIAL INFLUENCE OF CONTROLLING STOCKHOLDERS AND CONFLICTS OF INTEREST

         As of December 31, 2003, Interstate and its three partners -- Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado) and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company) -- beneficially owned, in the aggregate, 11.7% of the outstanding Vornado common shares of beneficial interest (excluding shares issuable on conversion of units of the Operating Partnership for this purpose) and beneficially owned, in the aggregate, a 9.9% limited partnership interest in Company L.P. and 7.9% of the common stock of the Company. Because of the foregoing, Messrs. Roth, Mandelbaum and Wight and Interstate (collectively, the "Interstate Parties") have substantial influence over the Company and Vornado and on the outcome of any matters submitted to the Company's stockholders or Vornado's shareholders for approval.

         Four of the members of the Company's Board of Directors (including
Mr. Roth and Michael D. Fascitelli) are members of Vornado's Board of
Trustees, and certain members of senior management of the Company hold corresponding positions with Vornado. Members of the Company's Board and senior management may have different percentage equity interests in the Company and in Vornado. Moreover, the Interstate Parties engage in a wide variety of activities in the real estate business. Thus, members of the Board and senior management of the Company and Vornado and the Interstate Parties may be presented with conflicts of interest with respect to certain matters affecting the Company, such as determinations of which of such entities or persons, if any, may take advantage of potential business opportunities, decisions concerning the business focus of such entities (including decisions concerning the types of properties and geographic locations in which such entities make investments), potential competition between business activities conducted, or sought to be conducted, by such entities or persons (including competition for properties and tenants), possible corporate transactions (such as acquisitions) and other strategic decisions affecting the future of such parties.

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

RISKS ASSOCIATED WITH POTENTIAL INVESTMENTS AND ABILITY TO MANAGE THOSE INVESTMENTS AND COMPETITION

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

ABSENCE OF DIVIDENDS ON COMMON STOCK

         The Company intends to use its available funds to cover cash flow deficits and, therefore, does not anticipate the payment of any cash dividends on its common stock in the foreseeable future. Payment of dividends on the common stock is prohibited under the Revolving Credit Agreement until all amounts outstanding thereunder have been paid in full and the commitment thereunder is terminated.

         The Company may also be unable to pay dividends under Delaware law. Under the Delaware General Corporation Law, a corporation may pay dividends only out of its surplus or, when there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company has a stockholders' deficit, has not had any net profits since its commencement of operations and may never have profits.

DEPENDENCE ON KEY PERSONNEL

         The Company is dependent on the efforts of Steven Roth, the Chairman of the Board and Chief Executive Officer of the Company, and Michael D. Fascitelli, the President of the Company. While the Company believes that it could find replacements for these key personnel, the loss of their services could have an adverse effect on the operations of the Company.

POTENTIAL ANTI-TAKEOVER EFFECTS OF CHARTER DOCUMENTS, STOCKHOLDER PROTECTION RIGHTS PLAN AND APPLICABLE LAW

         The Charter, the Company's bylaws and Stockholder Protection Rights Plan, and applicable sections of the Delaware General Corporation Law contain provisions that may make the acquisition of control of the Company more difficult without the approval of the Company's Board.

DEPENDENCE ON DISTRIBUTIONS FROM SUBSIDIARIES

         Substantially all of the Company's assets consist of its partnership interests in Company L.P., of which the Company is the sole general partner. Substantially all of Company L.P.'s properties and assets are held through subsidiaries. Any right of the Company to participate in any distribution of the assets of any indirect subsidiary of the Company upon the liquidation, reorganization or insolvency of such subsidiary (and any consequent right of the Company's security holders to participate in those assets) will be subject to the claims of the creditors (including AmeriCold Logistics' deferred rent obligation to the Landlord) and preferred holders of equity, if any, of Company L.P. and such subsidiary, except to the extent the Company has a recognized claim against such subsidiary as a creditor of such subsidiary. In addition, in the event that claims of the Company as a creditor of a subsidiary are recognized, such claims would be subordinate to any security interest in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by the Company.

POTENTIAL COSTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

         Under various federal and state laws, a current or previous owner or operator of real estate (including the Company as lessee of real estate) may be required to investigate and cleanup certain hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and cleanup costs incurred by those parties because of the contamination. Such laws often impose liability without regard to whether the owner or operator knew of the release of such hazardous substances or caused the release. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral or the operator's ability to sell or finance the operations. Other laws and regulations govern indoor and outdoor air quality, including those that can require abatement or removal of asbestos-containing materials in the event of damage, demolition, renovations or remodeling. The laws also govern emissions of and exposure to asbestos fibers in the air. Air emissions and wastewater discharges and the operation and removal of certain underground storage tanks are also regulated by federal and state laws. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls are also regulated by federal and state laws. In connection with the ownership, operation and management of its properties, including the properties it leases from Vornado or manages for others, the Company could be held liable for the costs of remedial action, or other compliance expenditures, with respect to such regulated substances or tanks and related claims for personal injury, property damage or fines. Further, properties that AmeriCold Logistics leases or manages are subject to a variety of environmental laws and regulations in each of the jurisdictions in which it operates governing, among other things, soil and groundwater contamination, the use, handling and disposal of hazardous substances, air emissions, wastewater discharges, and employee health and safety.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a list of the names, ages, principal occupations and positions of the executive officers of the Company and the position held by such officers during the past five years. Officers are appointed by and serve at the discretion of the Board of Directors.

         Steven Roth, age 62, has been Chairman of the Board and Chief Executive Officer of the Company since incorporation. Mr. Roth has been Chairman of the Board and Chief Executive Officer of Vornado Realty Trust ("Vornado") since May 1989 and Chairman of the Executive Committee of the Board of Vornado since April 1980. Since 1968, he has been a general partner and more recently, the Managing General Partner of Interstate Properties. In March 1995, he became Chief Executive Officer of Alexander's, Inc. ("Alexander's"). Mr. Roth is also a director of Alexander's and Capital Trust, Inc.

         Michael D. Fascitelli, age 47, has been President and a director of the Company since incorporation. Mr. Fascitelli has been President and a trustee of Vornado, and a director of Alexander's, since December 1996. He has been President of Alexander's since August 2000. From December 1992 to December 1996, Mr. Fascitelli was a partner at Goldman Sachs & Co. in charge of its real estate practice.

         Joseph Macnow, age 58, has been Executive Vice President and Chief Financial Officer of the Company since June 2002. Prior thereto, he was Executive Vice President - Finance and Administration of the Company since incorporation. Mr. Macnow has been Executive Vice President - Finance and Administration of Vornado since January 1998 and its Chief Financial Officer since March 2001. From 1985 to January 1998, he was Vice President and Chief Financial Officer of Vornado. Mr. Macnow has been Executive Vice President and Chief Financial Officer of Alexander's since June 2002. Prior thereto, he was Executive Vice President - Finance and Administration of Alexander's since March 2001. From August 1995 to March 2001, he was Vice President and Chief Financial Officer of Alexander's.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The American Stock Exchange suspended trading in the Company's common stock as of the close of business on July 11, 2003. Effective July 14, 2003, the Company's common stock began trading over the counter under its newly assigned ticker symbol, VOOC. On July 24, 2003, the Securities and Exchange Commission issued an order to approve the removal of the Company's common stock from listing on the American Stock Exchange. Effective July 25, 2003, the Company's common stock was eligible for trading on the OTC Bulletin Board. Trading of the Company's common stock through market makers may involve decreased liquidity and risks not present when common stock is traded on a securities exchange. The transfer agent and registrar for the common stock is Wachovia Bank, N.A.

         Set forth below are the high and low sales prices (prior to July 12, 2003) and the high and low bid quotations (July 12, 2003 and thereafter) for the common stock for each quarterly period in the years ended December 31, 2003 and 2002. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. These over-the-counter quotations are publicly available on the website, www.nasdaq.com.

                                  Year Ended                     Year Ended
                              December 31, 2003               December 31, 2002
                           ----------------------         ----------------------
Quarter                      High          Low             High           Low
-------                    --------      --------         --------      --------
First...................   $   0.58      $   0.20         $   1.24      $   0.35
Second..................       0.90          0.13             2.15          0.70
Third...................       0.60(1)       0.05(1)          0.85          0.40
Fourth..................       0.70          0.34             0.70          0.22

(1) The high and low prior to July 12, 2003 are $0.60 and $0.46, respectively; thereafter, the high and low are $0.55 and $0.05, respectively.

         The approximate number of record holders of the common stock of the Company at February 29, 2004 was 900.

         No cash dividends have been declared or paid in respect of the common stock. Payment of any dividends on the common stock is prohibited under the Revolving Credit Agreement with Vornado Realty Trust until all amounts outstanding thereunder are paid in full and the commitment thereunder is terminated. Additionally, the Company intends to use its available funds to cover cash flow deficits and, therefore, does not anticipate the payment of any cash dividends on the common stock for the foreseeable future. The declaration of dividends is subject to the discretion of the Board, subject to applicable law. Under the Delaware General Corporation Law, a corporation may pay dividends only out of its surplus or, when there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company has a stockholders' deficit, has not had any net profits since its commencement of operations and may never have profits.

         Information relating to compensation plans under which equity securities of the Company are authorized for issuance is set forth under Part III, Item 12 of this Form 10-K and such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial and operating data. This data should be read in conjunction with the consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. This data may not be comparable to, or indicative of, future operating results.

                                                                           Year Ended December 31,
                                                ----------------------------------------------------------------------------
                                                    2003            2002            2001            2000            1999
                                                ------------    ------------    ------------    ------------    ------------
REVENUES
    Interest income .......................     $      3,523    $      2,346    $      7,293    $     85,441    $    421,690
                                                ------------    ------------    ------------    ------------    ------------
EXPENSES
    General and administrative ............        1,118,134       1,053,241       1,896,822       1,574,963       1,094,773
    Organization costs ....................               --              --              --              --         359,643
                                                ------------    ------------    ------------    ------------    ------------
                                                   1,118,134       1,053,241       1,896,822       1,574,963       1,454,416
                                                ------------    ------------    ------------    ------------    ------------
                                                  (1,114,611)     (1,050,895)     (1,889,529)     (1,489,522)     (1,032,726)

Interest and debt expense to Vornado
    Realty Trust ..........................       (1,559,899)     (1,998,550)     (2,422,337)     (1,904,580)     (1,216,628)
Income (loss) from AmeriCold
    Logistics (1)(2)(3)(4) ................        1,889,960      (7,301,784)     (2,331,105)    (10,890,600)     (5,546,400)
Loss from marketable securities ...........               --              --        (777,630)             --              --
Loss from Transportal Network .............               --              --              --      (4,982,576)       (540,000)
Gain on sale of investment in Charles
    E. Smith Commercial Realty L.P. .......               --              --              --              --         280,000
                                                ------------    ------------    ------------    ------------    ------------
Loss before minority interest .............         (784,550)    (10,351,229)     (7,420,601)    (19,267,278)     (8,055,754)
Minority interest(5) ......................               --              --              --       1,581,765         797,520
                                                ------------    ------------    ------------    ------------    ------------
NET LOSS ..................................     $   (784,550)   $(10,351,229)   $ (7,420,601)   $(17,685,513)   $ (7,258,234)
                                                ============    ============    ============    ============    ============
Net loss per share - basic and diluted ....     $      (0.19)   $      (2.54)   $      (1.82)   $      (4.35)   $      (1.78)
                                                ============    ============    ============    ============    ============
Balance sheet data:
    Total assets ..........................     $  1,356,628    $    649,587    $ 19,110,923    $ 16,729,358    $ 21,372,706
    Note, interest, and fees payable
     to Vornado Realty Trust ..............       25,394,254      23,834,355      31,434,682      19,781,538       4,586,896
    Stockholders' (deficit) equity ........      (24,217,550)    (23,433,000)    (12,899,024)     (4,045,149)     14,357,089

(1) The Company did not record $21,779,000 its 60% share of AmeriCold Logistics' net loss of $36,298,000 for the year ended December 31, 2003, as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics at December 31, 2002. The income from AmeriCold Logistics for the year ended December 31, 2003 represents interest and the recovery from repayments of loans previously reduced by equity in losses.

(2) The year ended December 31, 2002 includes the Company's $1,335,000 share of AmeriCold Logistics' $2,225,000 gain on its sale of its Carthage, Missouri and Kansas City, Kansas limestone quarries and a recovery of $8,608,000 from the $8,800,000 repayment of loans to AmeriCold Logistics previously reduced by equity in losses.

(3) The year ended December 31, 2001 includes the Company's $23,887,000 share of $39,812,000 of deferred rent waived by AmeriCold Logistics' Landlord, as defined below, and the Company's $5,337,000 share of AmeriCold Logistics' charge of $8,895,000 for severance and relocation costs.

(4) On March 11, 1999, the Company and Crescent Operating, Inc. formed the "Vornado Crescent Logistics Operating Partnership" (which does business under the name "AmeriCold Logistics") to purchase all of the non-real estate assets of the Vornado REIT/Crescent REIT Partnership (the "Landlord"). AmeriCold Logistics leases 87 temperature controlled warehouses from the Landlord, which continues to own the real estate. The Company's results of operations reflect 60% of the losses of AmeriCold Logistics from March 11, 1999 until December 31, 2002 (see footnote (1) above).

(5) During the year ended December 31, 2000, the minority interest was fully absorbed by losses.

         No cash dividends have been declared or paid in respect of the Company's common stock, par value $0.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Management's Discussion and Analysis of Financial Condition and Results of Operations considers the Company's consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.

ABILITY TO CONTINUE AS A GOING CONCERN

         Substantial doubt exists as to the Company's ability to continue as a going concern and its ability to discharge its liabilities in the normal course of business. The Company has incurred losses since its inception and, in the aggregate, its investments have not generated sufficient cash flow to pay all of the Company's expenses. The Company estimates that it has adequate borrowing capacity under its credit facility with Vornado Realty Trust ("Vornado") to meet its cash needs until December 31, 2004. However, the principal, interest and fees outstanding under the line of credit come due on such date. The Company currently has no external sources of financing except this facility.

         The Company's other potential source of cash is its investment in AmeriCold Logistics. However, AmeriCold Logistics has also reported losses since inception and, at December 31, 2003, the Company's 60% share of AmeriCold Logistics' partners' deficit was $45,643,000, which includes $49,436,000 of deferred rent (rent recognized as expense but not paid in cash) to its landlord, the Vornado REIT/Crescent REIT Partnership (the "Landlord"). AmeriCold Logistics anticipates that in 2004, the Landlord will restructure the leases to provide additional cash flow to AmeriCold Logistics. Notwithstanding the foregoing, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of the anticipated lease restructuring or other options, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,394,000 loan from Vornado or the ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's significant accounting policies included in
Note 3 to the consolidated financial statements in this Annual Report on Form 10-K.

Investments in and Advances to AmeriCold Logistics

         The Company's 60% interest in AmeriCold Logistics is currently accounted for under the equity method of accounting as Crescent Operating, Inc. ("COPI"), the Company's partner in AmeriCold Logistics, has substantive participating rights. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company's share of comprehensive income or loss and cash distributions or principal repayments from AmeriCold Logistics. The interest earned on the advances to AmeriCold Logistics is recorded as a component of income or loss from AmeriCold Logistics. The Company does not record comprehensive losses in excess of the cost of its investments in and advances to AmeriCold Logistics, as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The Company did not record its 60% share of AmeriCold Logistics' net loss for the year ended December 31, 2003 as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics at December 31, 2002. In addition, the Company's share of other comprehensive losses of AmeriCold Logistics not recorded at December 31, 2003 was $6,882,000. The Company will record its share of future comprehensive income from AmeriCold Logistics only for the portion of such income that exceeds its share of comprehensive losses not previously recorded. The Company's method of accounting for AmeriCold Logistics will change in the fourth quarter of 2004 (see "Recently Issued Accounting Standards" below). The Company's exposure to losses from AmeriCold Logistics is limited to its investments in and advances to AmeriCold Logistics.

Recently Issued Accounting Standards

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 required the consolidation of an entity by an enterprise if (i) that enterprise, known as a "primary beneficiary," has an interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) the entity is a variable interest entity. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which an enterprise became involved with the entity and reconsidered as of the date that one of three triggering events described in FIN No. 46 occurs.

         The Company previously disclosed that its investments in AmeriCold Logistics met the criteria for consolidation under FIN No. 46 and it would consolidate AmeriCold Logistics beginning July 1, 2003 by restating its prior period consolidated financial statements. However, in October 2003, FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This position allowed public entities to defer the date for implementing FIN No. 46, except certain required disclosures, until the end of the first interim or annual period ending after December 15, 2003 if certain conditions apply. The Company concluded that AmeriCold Logistics qualified for deferral and elected to implement FIN No. 46 on December 31, 2003. However, on December 24, 2003, FASB issued a revision to FIN No. 46 to, among other things, clarify some of the provisions of FIN No. 46. The revision allows a public entity which is a small business issuer, as defined in Regulation S-B, that has not previously applied FIN No. 46 to implement the revision no later than the end of the first interim or annual period ending after December 15, 2004. The Company meets the criteria of the small business issuer definition and has elected to implement the revision on December 31, 2004. The Company is evaluating its implementation alternatives (i.e., restatement of its previously issued consolidated financial statements or a cumulative effect adjustment). Had AmeriCold Logistics been consolidated as of December 31, 2003, the Company's accumulated deficit and accumulated other comprehensive loss would have increased to $99,955,000 and $15,363,000, respectively.

RESULTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

         The Company had a net loss of $785,000 for the year ended December 31, 2003, compared to a net loss of $10,351,000 for the prior year, a decrease of $9,566,000. The Company did not record $21,779,000, its 60% share of AmeriCold Logistics' net loss of $36,298,000 for the year ended December 31, 2003, as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002. In the year ended December 31, 2002, the Company recorded its share of AmeriCold Logistics' net loss of $29,766,000, or $17,980,000. Additionally, the Company recognized $896,000 and $8,608,000 as income in the respective periods. These amounts represent repayments from AmeriCold Logistics of its loans from the Company that were previously reduced by equity in losses of AmeriCold Logistics.

         General and administrative expenses were $1,118,000 for the year ended December 31, 2003, compared to $1,053,000 for the prior year, an increase of $65,000. The increase resulted primarily from higher insurance costs and professional fees.

         Interest and debt expense to Vornado was $1,560,000 for the year ended December 31, 2003, compared to $1,999,000 for the prior year, a decrease of $439,000. The decrease resulted from interest calculated at lower LIBOR rates on a lower average outstanding balance due to the December 2002 $7,685,000 principal payment made following the quarry sale, as discussed below.

         The following represents the components of the Company's income (loss) from AmeriCold Logistics:

                                             For The Year Ended December 31,
                                             -------------------------------
         (amounts in thousands)                 2003                 2002
                                             ----------           ----------
Equity in loss.............................  $       --           $  (17,980)
Interest on loans..........................         994                2,070
Recovery from repayments of loans
  previously reduced by equity in losses...         896                8,608
                                             ----------           ----------
                                             $    1,890           $   (7,302)
                                             ==========           ==========

         The Company did not record $21,779,000, its 60% share of AmeriCold Logistics' net loss of $36,298,000 for the year ended December 31, 2003, as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002 and as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. In the year ended December 31, 2002, the Company recorded its share of AmeriCold Logistics' net loss of $29,766,000, or $17,980,000. The decreases in interest earned on the Company's loans to AmeriCold Logistics were attributable to lower average loans outstanding in the current year. The $896,000 and $8,608,000 recognized as income in the respective periods represent repayments from AmeriCold Logistics of its loans from the Company that were previously reduced by equity in losses of AmeriCold Logistics.

         On December 31, 2002, Vornado and Crescent Real Estate Equities Company ("Crescent") formed a new joint venture (the "Quarry Company") in which Vornado holds a 44% interest and Crescent holds a 56% interest. This new joint venture acquired AmeriCold Logistics' Carthage, Missouri and Kansas City, Kansas limestone quarries for $20,000,000, the appraised value. The purchase price consisted of $8,929,000 in cash and the cancellation of $11,071,000 of notes owed by AmeriCold Logistics to Crescent. AmeriCold Logistics recognized a gain of $2,225,000 (of which the Company's share is $1,335,000). AmeriCold Logistics used $8,800,000 of the cash proceeds to repay a portion of its loans from the Company. The Company recognized a gain on the repayment from AmeriCold Logistics of $8,608,000 as the loans were previously reduced by equity in losses of AmeriCold Logistics. Additionally, AmeriCold Logistics entered into a management agreement with the joint venture to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as operator of the quarries. The agreement is for a term of one year and automatically renews for additional one-year periods unless terminated by either party. The Company used the $8,800,000 repayment from AmeriCold Logistics and $700,000 of its cash to repay $7,685,000 of principal and $1,815,000 of interest and commitment fees under its Revolving Credit Agreement with Vornado.

         To keep the Company's stockholders knowledgeable about the Company's sole investment, a discussion of AmeriCold Logistics' results of operations is included below. The amounts discussed below in "AmeriCold Logistics' Results of Operations for the Years Ended December 31, 2003 and 2002" exclude the interest income of $994,000 and $2,070,000 and gains of $896,000 and $8,608,000 recorded by the Company in the years ended December 31, 2003 and 2002, respectively.

AmeriCold Logistics' Results of Operations for the Years Ended December 31, 2003 and 2002

         The following is a discussion of the results of operations of AmeriCold Logistics, the Company's investee in the temperature controlled logistics business. See "Item 1. Business - Temperature Controlled Logistics Business (`AmeriCold Logistics')" for a discussion of the business. The data below represents 100% of this business, in which the Company holds a 60% interest. For the purpose of the discussion below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers ("Managed Warehouses"), (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments, and (iii) Quarry Operations. In December 2002, AmeriCold Logistics sold its quarries to a joint venture owned 44% by Vornado and 56% by Crescent, the owners of the Landlord. Additionally, AmeriCold Logistics agreed to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as the operator.

         Certain prior year amounts in this discussion were reclassified to conform to the current year presentation.

                  Revenues were $653,746,000 for the year ended December 31, 2003, compared to $646,332,000 for the prior year, an increase of $7,414,000. Revenues from Leased Operations were $433,704,000 for the year ended December 31, 2003, compared to $439,532,000 for the prior year, a decrease of $5,828,000. Revenues from Other Operations were $220,042,000 for the year ended December 31, 2003, compared to $206,800,000 for the prior year, an increase of $13,242,000.

                  The decrease in revenue from Leased Operations for the year was largely the result of lower storage and accessorial revenues, partially offset by increased handling revenues. The increase in revenue from Other Operations was chiefly attributable to (i) new Managed Warehouse contracts and (ii) increased volume from existing Managed Warehouse and Transportation Management customers, partially offset by (iii) the effect of the December 2002 quarry sale noted above.

                  The gross margin for Leased Operations was $159,909,000, or 36.9%, for the year ended December 31, 2003, compared to $159,302,000, or 36.2%, for the prior year, an increase of $607,000. The increase in gross margin was primarily the result of cost containment measures.

                  Operating income from Other Operations was $15,499,000 for the year ended December 31, 2003, compared to $11,437,000 for the prior year, an increase of $4,062,000. This increase resulted primarily from the new Managed Warehouse contracts noted above and more favorable rates with transportation carriers, partially offset by the effect of the December 2002 quarry sale.

                  Rent expense was $165,266,000 for the year ended December 31, 2003, compared to $153,759,000 for the prior year, an increase of $11,507,000. This increase resulted from higher percentage rent in the current year as the lease amendment with the Landlord that reduced percentage rent for the 2002 lease year expired.

                  General and administrative expenses were $34,937,000 for the year ended December 31, 2003, compared to $35,625,000 for the prior year, a decrease of $688,000. This decrease resulted largely from cost containment measures, partially offset by higher payroll expenses.

                  Depreciation and amortization expense was $9,751,000 for the year ended December 31, 2003, compared to $10,701,000 for the prior year, a decrease of $950,000. This decrease was mainly attributable to the December 2002 quarry sale.

                  Interest expense was $3,507,000 for the year ended December 31, 2003, compared to $5,089,000 for the prior year, a decrease of $1,582,000. This decrease resulted from lower average borrowings outstanding in the current year, partially offset by the interest on higher average deferred rent balances in the current year.

                  Other income, net, was $1,755,000 for the year ended December 31, 2003, compared to $1,495,000 for the prior year, an increase of $260,000. This increase was mainly due to improved results from a joint venture partially offset by lower interest rates on cash balances.

Years Ended December 31, 2002 and 2001

         The Company had a net loss of $10,351,000 for the year ended December 31, 2002, compared to a net loss of $7,421,000 for the prior year, an increase of $2,930,000.

         General and administrative expenses were $1,053,000 for the year ended December 31, 2002, compared to $1,897,000 for the prior year, a decrease of $844,000. The decrease resulted from (i) lower payroll costs relating to the resignation of the Company's former Chief Operating Officer effective June 15, 2001 and (ii) a decrease in franchise taxes due to the decline in the book value of the Company's investments in and advances to AmeriCold Logistics.

         Interest and debt expense to Vornado was $1,999,000 for the year ended December 31, 2002, compared to $2,422,000 for the prior year, a decrease of $423,000. The decrease resulted primarily from interest calculated at lower LIBOR rates under the Revolving Credit Agreement with Vornado.

         The Company's loss from AmeriCold Logistics was $7,302,000 for the year ended December 31, 2002, compared to a loss of $2,331,000 for the prior year, an increase of $4,971,000. Included in these losses is interest income for the years ended December 31, 2002 and 2001 of $2,070,000 and $1,082,000,
respectively. This interest was earned on the Company's loans to AmeriCold Logistics. This increase was attributable to higher average loans outstanding in the current year.

         On December 31, 2002, Vornado and Crescent formed the Quarry Company in which Vornado holds a 44% interest and Crescent holds a 56% interest. This new joint venture acquired AmeriCold Logistics' Carthage, Missouri and Kansas City, Kansas limestone quarries for $20,000,000, the appraised value. The purchase price consisted of $8,929,000 in cash and the cancellation of $11,071,000 of notes owed by AmeriCold Logistics to Crescent. AmeriCold Logistics recognized a gain of $2,225,000 (of which the Company's share is $1,335,000). AmeriCold Logistics used $8,800,000 of the cash proceeds to repay a portion of its loans from the Company. The Company recognized a gain on the repayment from AmeriCold Logistics of $8,608,000 as the loans were previously reduced by equity in losses of AmeriCold Logistics. Additionally, AmeriCold Logistics entered into a management agreement with the joint venture to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as operator of the quarries. The agreement is for a term of one year and automatically renews for additional one-year periods unless terminated by either party. The Company used the

$8,800,000 repayment from AmeriCold Logistics and $700,000 of its cash to repay $7,685,000 of principal and $1,815,000 of interest and commitment fees under its Revolving Credit Agreement with Vornado.

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

         The amounts discussed below in "AmeriCold Logistics' Results of Operations for the Years Ended December 31, 2002 and 2001" exclude the interest income and the $8,608,000 gain recorded by the Company. AmeriCold Logistics' net losses were $29,766,000 and $5,688,000 for the years ended December 31, 2002 and 2001 (of which the Company's share is $17,980,000 and $3,413,000, respectively).

AmeriCold Logistics' Results of Operations for the Years Ended December 31, 2002 and 2001

         The following is a discussion of the results of operations of AmeriCold Logistics, the Company's investee in the temperature controlled logistics business. See "Item 1. Business - Temperature Controlled Logistics Business (`AmeriCold Logistics')" for a discussion of the business. The data below represents 100% of this business, in which the Company holds a 60% interest. For the purpose of the discussion below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers ("Managed Warehouses"), (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments, and (iii) Quarry Operations. In December 2002, AmeriCold Logistics sold its quarries to a joint venture owned 44% by Vornado and 56% by Crescent, the owners of the Landlord. Additionally, AmeriCold Logistics agreed to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as the operator.

         Certain prior year amounts in this discussion were reclassified to conform to the current year presentation.

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

                  The decrease in revenue from Leased Operations for the year is primarily the result of a rate restructuring with a significant customer and temporary plant shutdowns, partially offset by higher occupancy rates. The increase in revenue from Other Operations is largely attributable to new warehouse management contracts, partially offset by the discontinuation of Transportation Management Services business with lower margin customers.

                  The gross margin for Leased Operations was $159,302,000, or 36.2%, for the year ended December 31, 2002, compared to $160,145,000, or 36.3%, for the prior year, a decrease of $843,000. The decrease in gross margin is primarily the result of increased insurance, workers' compensation and labor costs, partially offset by a pension curtailment gain in 2002.

                  Operating income from Other Operations was $11,437,000 for the year ended December 31, 2002, compared to $11,897,000 for the prior year, a decrease of $460,000. This decrease is largely attributable to a reduction in output at the Quarry Operations partially offset by improved margins on Transportation Management Services and new warehouse management contracts.

                  Rent expense was $153,759,000 for the year ended December 31, 2002, compared to $130,807,000 for the prior year, an increase of $22,952,000. The increase resulted primarily from the waiver of 2001 rent of

         $25,469,000 by the Landlord in the three months ended December 31, 2001, as discussed above, partially offset by a decline in contingent rent which varies based on revenue in the applicable periods. Further, in the three months ended December 31, 2001, AmeriCold Logistics recorded income resulting from the waiver by the Landlord of rent deferred in 2000 of $14,343,000, also as discussed above.

                  General and administrative expenses were $35,625,000 for the year ended December 31, 2002, compared to $37,137,000 for the prior year, a decrease of $1,512,000. This decrease resulted primarily from lower professional fees, partially offset by higher payroll expenses.

                  Reserves established for restructuring were $8,895,000 for the year ended December 31, 2001. This reflects senior management changes and the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta, Georgia headquarters, as discussed above. Severance related charges were for the termination of 199 employees, located primarily in the Atlanta and Portland offices. In 2002, AmeriCold Logistics reduced the charge by $949,000.

                  Depreciation and amortization expense was $10,701,000 for the year ended December 31, 2002, compared to $11,477,000 for the prior year, a decrease of $776,000. This decrease was primarily due to a change in estimate in 2001 for depletion at one of AmeriCold Logistics' former quarries partially offset by depreciation on additional equipment purchased in 2002 and an adjustment in the first quarter of 2002 of the useful lives of certain assets.

                  Gain on the sale of AmeriCold Logistics' Carthage, Missouri and Kansas City, Kansas limestone quarries was $2,225,000 for the year ended December 31, 2002, as discussed above.

                  Interest expense was $5,089,000 for the year ended December 31, 2002, compared to $4,702,000 for the prior year, an increase of $387,000. This increase was largely the result of higher average borrowings outstanding in the current year.

                  Other income, net, was $1,495,000 for the year ended December 31, 2002, compared to $945,000 for the prior year, an increase of $550,000. This increase was primarily the result of a 2001 write off of receivables from Transportal Network, which ceased operations in 2000.

         The Company recognized a loss from marketable securities of $778,000 in 2001, due to an "other than temporary decline" in the fair value of marketable securities classified as available for sale.

LIQUIDITY AND CAPITAL RESOURCES

         Substantial doubt exists as to the Company's ability to continue as a going concern and its ability to discharge its liabilities in the normal course of business. The Company has incurred losses since its inception and, in the aggregate, its investments have not generated sufficient cash flow to pay all of the Company's expenses. The Company estimates that it has adequate borrowing capacity under its credit facility with Vornado to meet its cash needs until December 31, 2004. However, the principal, interest and fees outstanding under the line of credit come due on such date. The Company currently has no external sources of financing except this facility.

         The Company's other potential source of cash is its investment in AmeriCold Logistics. However, AmeriCold Logistics has also reported losses since inception and, at December 31, 2003, the Company's 60% share of AmeriCold Logistics' partners' deficit was $45,643,000, which includes $49,436,000 of deferred rent (rent recognized as expense but not paid in cash) to its Landlord, the Vornado REIT/Crescent REIT Partnership. AmeriCold Logistics anticipates that in 2004, the Landlord will restructure the leases to provide additional cash flow to AmeriCold Logistics. Notwithstanding the foregoing, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of the anticipated lease restructuring or other options, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,394,000 loan from Vornado or the ability to continue as a going concern.

         The Company has a $75,000,000 unsecured Revolving Credit Agreement with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (4.12% at December 31, 2003). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; for the years ended December 31, 2003, 2002 and 2001, the Company recorded commitment fees under the facility of $505,000, $432,000 and $485,000, respectively. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends. The Company currently has no external sources of financing except this facility. At December 31, 2003, $1,591,000 of interest and commitment fees were unpaid, which reduces the availability under the Revolving Credit Agreement to $49,606,000. See the preceding two paragraphs regarding the substantial doubt as to the Company's ability to continue as a going concern and discharge this liability in the normal course of business.

         During 2001 and 2000, the Company made three secured loans totaling $11,940,000 to AmeriCold Logistics. The first two loans, totaling $6,840,000, were secured by a mortgage on AmeriCold Logistics' quarries. These loans bore interest at 12% and required monthly payments of interest until maturity on March 31, 2002. The third loan was $5,100,000 and is secured by property, plant and equipment. This loan bears interest at 14% and requires monthly payments of principal and interest of $99,000 until maturity on December 31, 2002. On March 11, 2002, all three of these loans were amended to extend the maturity date to December 31, 2004. On December 31, 2002, AmeriCold Logistics used $8,800,000 of the cash proceeds from the sale of its quarries, as discussed under "Results of Operations," to repay the two loans secured by the quarries and a portion of the loan secured by property, plant and equipment. At December 31, 2003, $1,474,000 remains outstanding under the property, plant and equipment loan.

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

         AmeriCold Logistics' deferred rent liability at December 31, 2003, net of the waived rent discussed below, is as follows:

           (amounts in thousands)                     Total (1)
                                                      ---------
Deferred during 2003                                  $  41,811
Deferred during 2002                                     32,248
Aggregate deferral at December 31, 2001                   8,335
                                                      ---------
                                                      $  82,394
                                                      =========

(1) The Company does not guarantee AmeriCold Logistics' deferred rent liability.

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

         On March 2, 2004, AmeriCold Logistics and the Landlord extended the deferred rent period in AmeriCold Logistics' leases with the Landlord to December 31, 2005 from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003 on March 7, 2003.

         In the year ended December 31, 2001, AmeriCold Logistics recorded a charge of $8,895,000 (of which the Company's share is $5,337,000) comprised of
(i) severance and relocation costs associated with a management restructuring and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta, Georgia headquarters. Severance related charges were for the termination of 199 employees, located primarily in the Atlanta and Portland offices. In 2002, AmeriCold Logistics reduced the charge by $949,000 (of which the Company's share is $569,000). AmeriCold Logistics' liability for severance at December 31, 2003 was $497,000; the remaining 50 of the 199 original employees are expected to be terminated in 2004.

         On December 31, 2002, Vornado and Crescent formed a new joint venture, the Quarry Company, in which Vornado holds a 44% interest and Crescent holds a 56% interest. This new joint venture acquired AmeriCold Logistics' Carthage, Missouri and Kansas City, Kansas limestone quarries for $20,000,000, the appraised value. The purchase price consisted of $8,929,000 in cash and the cancellation of $11,071,000 of notes owed by AmeriCold Logistics to Crescent. AmeriCold Logistics recognized a gain of $2,225,000 (of which the Company's share is $1,335,000). AmeriCold Logistics used $8,800,000 of the cash proceeds to repay a portion of its loans from the Company. The Company recognized a gain on the repayment from AmeriCold Logistics of $8,608,000 as the loans were previously reduced by equity in losses of AmeriCold Logistics. Additionally, AmeriCold Logistics entered into a management agreement with the Quarry Company to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as operator of the quarries. The agreement is for a term of one year and automatically renews for additional one-year periods unless terminated by either party. The Company used the $8,800,000 repayment from AmeriCold Logistics and $700,000 of its cash to repay $7,685,000 of principal and $1,815,000 of interest and commitment fees under the Revolving Credit Agreement with Vornado.

         On December 31, 2002, AmeriCold Logistics sold, without recourse, accounts receivable of $5,720,000 to the Quarry Company for $5,600,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale (of which the Company's share is $72,000).

         On March 28, 2003, AmeriCold Logistics sold, without recourse, accounts receivable of $6,640,000 to the Quarry Company for $6,500,000 in cash. AmeriCold Logistics recognized a loss of $140,000 on the sale.

         On January 20, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $6,120,000 to the Quarry Company for $6,000,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale. AmeriCold Logistics also agreed to act as agent to collect the accounts receivable. The Company does not believe that any significant servicing asset or liability exists.

         The American Stock Exchange suspended trading in the Company's common stock as of the close of business on July 11, 2003. Effective July 14, 2003, the Company's common stock began trading over the counter under its newly assigned ticker symbol, VOOC. On July 24, 2003, the Securities and Exchange Commission issued an order to approve the removal of the Company's common stock from listing on the American Stock Exchange. Effective July 25, 2003, the Company's common stock was eligible for trading on the OTC Bulletin Board. Trading of the Company's common stock through market makers may involve decreased liquidity and risks not present when common stock is traded on a securities exchange.

         At December 31, 2002, the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics has reported losses since its inception and, at December 31, 2003, the Company's share of AmeriCold Logistics' partners' deficit was $45,643,000, which includes $49,436,000 of deferred rent (rent recognized as expense but not paid in cash) to the Landlord. On March 2, 2004, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2005 from December 31, 2004. Based on its right to defer rent, management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through December 31, 2004. AmeriCold Logistics anticipates that in 2004, the Landlord will restructure the leases to provide additional cash flow to AmeriCold Logistics. Notwithstanding the foregoing, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of the anticipated lease restructuring or other options, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,394,000 loan from Vornado due December 31, 2004.

Contractual Obligations

         At December 31, 2003, the Company had the following contractual obligations:


                                                          Less than     One to         Three to     More than
       (amounts in thousands)                 Total        One Year    Two Years      Five Years   Five Years
                                            ----------    ----------   ----------     ----------   ----------
Long-term debt obligations..............    $   25,394    $   25,394   $       --     $       --   $       --
Other liabilities.......................           180           180           --             --           --
                                            ----------    ----------   ----------     ----------   ----------
Total...................................    $   25,574    $   25,574   $       --     $       --   $       --
                                            ==========    ==========   ==========     ==========   ==========

Cash Flows for the Year Ended December 31, 2003

         Net cash used in operating activities of $123,000 was comprised of (i) a net loss of $785,000 and (ii) the non-cash and non-operating income from AmeriCold Logistics of $896,000, offset by (iii) the net change in operating assets and liabilities of $1,558,000.

         Cash provided by investing activities of $896,000 resulted from repayments of loans to AmeriCold Logistics.

         There were no cash flows from financing activities.

Cash Flows for the Year Ended December 31, 2002

         Net cash used in operating activities of $1,380,000 was comprised of
(i) a net loss of $10,351,000 and (ii) the net change in operating assets and liabilities of $401,000, offset by (iii) a non-cash loss from AmeriCold Logistics of $9,372,000.

         Cash provided by investing activities of $9,330,000 resulted from repayments of loans to AmeriCold Logistics.

         Net cash used in financing activities of $7,620,000 resulted primarily from repayments under the Company's Revolving Credit Agreement with Vornado.

Cash Flows for the Year Ended December 31, 2001

         Net cash used in operating activities of $2,934,000 is comprised of (i) a net loss of $7,421,000, partially offset by (ii) the net change in operating assets and liabilities of $296,000 and (iii) adjustments for non-cash and non-operating items of $4,191,000. The adjustments for non-cash and non-operating items are comprised of (a) a loss from AmeriCold Logistics of $3,413,000 and (b) a loss from marketable securities of $778,000.

         Net cash used in investing activities of $9,282,000 is comprised of (i) advances to AmeriCold Logistics of $8,940,000 and (ii) payments of $582,000 to cease the operations of Transportal Network, partially offset by (iii) repayments of loans to AmeriCold Logistics of $240,000.

         Cash provided by financing activities of $11,642,000 resulted from borrowings under the Company's Revolving Credit Agreement with Vornado.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2003 and 2002, respectively, the Company had $25,394,000 and $23,834,000 of variable rate debt outstanding, entered into for non-trading purposes, bearing interest at LIBOR plus 3% (4.12% at December 31, 2003). A one percent increase for one year in the base used to determine the interest rate of the variable rate debt outstanding at December 31, 2003 would result in a $254,000 increase in the Company's interest and debt expense ($0.06 per basic share).

         The fair values of the note payable to Vornado at December 31, 2003 and 2002 are approximately $19,700,000 and $19,600,000, respectively. These fair values were estimated by discounting the future cash flows using current market rates available to the Company. Such fair value estimates are not necessarily indicative of the amount that would be paid upon liquidation of the Company's note payable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                ----
Independent Auditors' Report..............................................................................       25
Consolidated Balance Sheets at December 31, 2003 and 2002.................................................       26
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001................       27
Consolidated Statements of Stockholders' Deficit for the Years Ended December 31, 2003, 2002 and 2001.....       28
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001................       29
Notes to Consolidated Financial Statements................................................................       30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

         (b) Internal Control over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the fourth quarter of the Company's fiscal year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Vornado Operating Company
Paramus, New Jersey

         We have audited the accompanying consolidated balance sheets of Vornado Operating Company as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Operating Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's inability to repay its $25,394,000 loan when it comes due on December 31, 2004 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 2, 2004

                            VORNADO OPERATING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                           DECEMBER 31,
                                                                                               -----------------------------------
                                                                                                    2003                  2002
                                                                                               -------------         -------------
ASSETS

Cash and cash equivalents, including U.S. government obligations under repurchase
     agreements of $650,000 and $200,000, respectively.....................................    $   1,118,189         $     344,686
Investments in and advances to AmeriCold Logistics.........................................               --                    --
Interest receivable from AmeriCold Logistics...............................................           33,655                50,885
Prepaid expenses and other assets..........................................................          204,784               254,016
                                                                                               -------------         -------------
Total assets...............................................................................    $   1,356,628         $     649,587
                                                                                               =============         =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note, interest, and fees payable to Vornado Realty Trust...................................    $  25,394,254         $  23,834,355
Due to Vornado Realty Trust................................................................           77,440                76,474
Accounts payable and accrued expenses......................................................          102,484               171,758
                                                                                               -------------         -------------
Total liabilities..........................................................................       25,574,178            24,082,587
                                                                                               -------------         -------------
Minority interest..........................................................................               --                    --
                                                                                               -------------         -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock: par value $0.01 per share; authorized, 40,000,000 shares; issued and
     outstanding, 4,068,924 shares.........................................................           40,689                40,689
Additional paid-in capital.................................................................       22,462,555            22,462,555
Accumulated deficit........................................................................      (44,384,647)          (43,600,097)
                                                                                               -------------         -------------
                                                                                                 (21,881,403)          (21,096,853)
Accumulated other comprehensive loss.......................................................       (2,336,147)           (2,336,147)
                                                                                               -------------         -------------
Total stockholders' deficit................................................................      (24,217,550)          (23,433,000)
                                                                                               -------------         -------------
Total liabilities and stockholders' deficit................................................    $   1,356,628         $     649,587
                                                                                               =============         =============

                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------------------
                                                                2003                     2002                      2001
                                                            --------------          --------------           --------------
REVENUES
Interest income..........................................   $        3,523          $        2,346           $        7,293

EXPENSES
General and administrative (including fees to
     Vornado Realty Trust of $330,000, $330,000 and
     $371,000)...........................................        1,118,134               1,053,241                1,896,822
                                                            --------------          --------------           --------------
                                                                (1,114,611)             (1,050,895)              (1,889,529)

Interest and debt expense to Vornado Realty Trust........       (1,559,899)             (1,998,550)              (2,422,337)
Income (loss) from AmeriCold Logistics...................        1,889,960              (7,301,784)              (2,331,105)
Loss from marketable securities..........................               --                      --                 (777,630)
                                                            --------------          --------------           --------------

Loss before minority interest............................         (784,550)            (10,351,229)              (7,420,601)

Minority interest........................................               --                      --                       --
                                                            --------------          --------------           --------------

NET LOSS.................................................   $     (784,550)         $  (10,351,229)          $   (7,420,601)
                                                            ==============          ==============           ==============

Net loss per share -- basic and diluted..................   $        (0.19)         $        (2.54)          $        (1.82)
                                                            ==============          ==============           ==============

                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                 ACCUMULATED
                                                   ADDITIONAL                       OTHER           TOTAL
                                      COMMON        PAID-IN       ACCUMULATED   COMPREHENSIVE    STOCKHOLDERS'  COMPREHENSIVE
                                       STOCK        CAPITAL         DEFICIT          LOSS          DEFICIT           LOSS
                                   ------------   ------------   ------------   -------------    ------------   -------------
BALANCE, JANUARY 1, 2001 ......    $     40,689   $ 22,462,555   $(25,828,267)   $   (720,126)   $ (4,045,149)

Recognition of loss from
 marketable securities
 previously included in
 comprehensive loss ...........              --             --             --         720,126         720,126    $    720,126
Proportionate share of other
 comprehensive loss of
 AmeriCold Logistics ..........              --             --             --      (2,153,400)     (2,153,400)     (2,153,400)
Net loss ......................              --             --     (7,420,601)             --      (7,420,601)     (7,420,601)
                                   ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2001 ....          40,689     22,462,555    (33,248,868)     (2,153,400)    (12,899,024)   $ (8,853,875)
                                                                                                                 ============

Proportionate share of other
 comprehensive loss of
 AmeriCold Logistics ..........              --             --             --        (182,747)       (182,747)   $   (182,747)
Net loss ......................              --             --    (10,351,229)             --     (10,351,229)    (10,351,229)
                                   ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2002 ....          40,689     22,462,555    (43,600,097)     (2,336,147)    (23,433,000)   $(10,533,976)
                                                                                                                 ============

Net loss ......................              --             --       (784,550)             --        (784,550)   $   (784,550)
                                   ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 2003 ....    $     40,689   $ 22,462,555   $(44,384,647)   $ (2,336,147)   $(24,217,550)   $   (784,550)
                                   ============   ============   ============    ============    ============    ============

                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                    2003             2002            2001
                                                             -----------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ............................................   $        (784,550)  $(10,351,229)   $ (7,420,601)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
         Equity in loss of AmeriCold Logistics ...........                  --     17,979,985       3,412,800
         Recovery from repayment of loans to AmeriCold
             Logistics previously reduced by equity in
               losses ....................................            (896,435)    (8,607,869)             --
         Loss from marketable securities .................                  --             --         777,630
     Changes in operating assets and liabilities:
         Prepaid expenses and other assets ...............              49,232       (101,055)        163,438
         Interest and fees payable on note from Vornado
             Realty Trust ................................           1,559,899         19,600          11,144
         Interest receivable from AmeriCold Logistics ....              17,230          7,495         (43,380)
         Accounts payable and accrued expenses ...........             (69,274)      (315,979)        150,321
         Due to Vornado Realty Trust .....................                 966        (11,054)         14,169
                                                             -----------------   ------------    ------------
Net cash used in operating activities ....................            (122,932)    (1,380,106)     (2,934,479)
                                                             -----------------   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investments in and advances to AmeriCold Logistics ..                  --             --      (8,940,000)
     Repayment of loans to AmeriCold Logistics ...........             896,435      9,330,066         239,762
     Investment in Transportal Network ...................                  --             --        (582,194)
                                                             -----------------   ------------    ------------
Net cash provided by (used in) investing activities ......             896,435      9,330,066      (9,282,432)
                                                             -----------------   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from note to Vornado Realty Trust ..........                  --         65,000      11,642,000
     Repayments on note to Vornado Realty Trust ..........                  --     (7,684,927)             --
                                                             -----------------   ------------    ------------
Net cash (used in) provided by financing activities ......                  --     (7,619,927)     11,642,000
                                                             -----------------   ------------    ------------

Net increase (decrease) in cash and cash equivalents .....             773,503        330,033        (574,911)
Cash and cash equivalents at beginning of period .........             344,686         14,653         589,564
                                                             -----------------   ------------    ------------
Cash and cash equivalents at end of period ...............    $      1,118,189   $    344,686    $     14,653
                                                             =================   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash payments for interest and commitment fees ......    $             --   $  1,978,950    $  2,411,193
                                                             =================   ============    ============


                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND BUSINESS

         Vornado Operating Company, a Delaware corporation (the "Company"), was incorporated on October 30, 1997 as a wholly owned subsidiary of Vornado Realty Trust ("Vornado") and commenced operations on October 16, 1998. In order to maintain its status as a real estate investment trust ("REIT") for federal income tax purposes, Vornado is required to focus principally on investments in real estate assets. Accordingly, Vornado is prevented from owning certain assets and conducting certain activities that would be inconsistent with its status as a REIT. The Company was formed to own assets that Vornado could not itself own and conduct activities that Vornado could not itself conduct. The Company is intended to function principally as an operating company, in contrast to Vornado's principal focus on investments in real estate assets. The Company is able to do so because it is taxable as a regular "C" corporation rather than as a REIT.

         On October 16, 1998, Vornado Realty L.P. (the "Operating Partnership"), a subsidiary of Vornado, made a distribution (the "Distribution") of one share of common stock of the Company for each 20 units of limited partnership interest of the Operating Partnership (including the units owned by Vornado) held of record as of the close of business on October 9, 1998, and Vornado, in turn, made a distribution of the common stock it received to the holders of its common shares of beneficial interest.

         The Company holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of and, as of December 31, 2003, owned a 90.1% partnership interest in Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries including Company L.P.

2.       ABILITY TO CONTINUE AS A GOING CONCERN

         Substantial doubt exists as to the Company's ability to continue as a going concern and its ability to discharge its liabilities in the normal course of business. The Company has incurred losses since its inception and, in the aggregate, its investments have not generated sufficient cash flow to pay all of the Company's expenses. The Company estimates that it has adequate borrowing capacity under its credit facility with Vornado to meet its cash needs until December 31, 2004. However, the principal, interest and fees outstanding under the line of credit come due on such date. The Company currently has no external sources of financing except this facility.

         The Company's other potential source of cash is its investment in AmeriCold Logistics. However, AmeriCold Logistics has also reported losses since inception and, at December 31, 2003, the Company's 60% share of AmeriCold Logistics' partners' deficit was $45,643,000, which includes $49,436,000 of deferred rent (rent recognized as expense but not paid in cash) to its landlord, the Vornado REIT/Crescent REIT Partnership (the "Landlord"). AmeriCold Logistics anticipates that in 2004, the Landlord will restructure the leases to provide additional cash flow to AmeriCold Logistics. Notwithstanding the foregoing, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of the anticipated lease restructuring or other options, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,394,000 loan from Vornado or the ability to continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         MARKETABLE SECURITIES: During the year ended December 31, 2000, the Company purchased marketable securities that it intended to hold for an indefinite period of time and therefore had classified as securities available for sale. Unrealized losses were included as a component of stockholders' deficit as other comprehensive loss. In the three months ended March 31, 2001, the Company recognized a loss from these securities for the entire purchase price due to an "other than temporary decline" in their fair value.

         INVESTMENTS IN AND ADVANCES TO AMERICOLD LOGISTICS: The Company's 60% interest in AmeriCold Logistics is currently accounted for under the equity method of accounting as Crescent Operating, Inc. ("COPI"), the Company's partner in AmeriCold Logistics, has substantive participating rights. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company's share of comprehensive income or loss and cash distributions or principal repayments from AmeriCold Logistics. The interest earned on the advances to AmeriCold Logistics is recorded as a component of income or loss from AmeriCold Logistics. The Company does not record comprehensive losses in excess of the cost of its investments in and advances to AmeriCold Logistics, as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The Company did not record its 60% share of AmeriCold Logistics' net loss for the year ended December 31, 2003 as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics at December 31, 2002. In addition, the Company's share of other comprehensive losses of AmeriCold Logistics not recorded at December 31, 2003 was $6,882,000. The Company will record its share of future comprehensive income from AmeriCold Logistics only for the portion of such income that exceeds its share of comprehensive losses not previously recorded. The Company's method of accounting for AmeriCold Logistics will change in the fourth quarter of 2004 (see "Recently Issued Accounting Standards" in this Note). The Company's exposure to losses from AmeriCold Logistics is limited to its investments in and advances to AmeriCold Logistics.

         FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair values of the note payable to Vornado at December 31, 2003 and 2002 are approximately $19,700,000 and $19,600,000, respectively. These fair values were estimated by discounting the future cash flows using current market rates available to the Company. Such fair value estimates are not necessarily indicative of the amount that would be paid upon liquidation of the Company's note payable.

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

         AMOUNTS PER SHARE: Basic earnings per share are computed based on weighted-average shares outstanding. Diluted earnings per share considers the dilutive effect, if any, of outstanding stock options, rights, and the limited partnership units of Company L.P. not owned by the Company.

         STOCK OPTIONS AND STOCK APPRECIATION RIGHTS: In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. On January 1, 2003, the Company voluntarily adopted the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively for all employee awards granted, modified, or settled in 2003 and thereafter. The Company utilizes an option-pricing model and appropriate market assumptions to determine the value of such grants. Compensation expense is recognized on a straight-line basis over the vesting periods of the grants. No options were granted, modified or settled in the year ended December 31, 2003.

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Prior to its voluntary adoption of the fair value method, the Company accounted for employee stock options under the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended and interpreted. Under the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the common stock at the date of grant over the exercise price of the stock options granted. Compensation cost for employee stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant stock options with exercise prices equal to the quoted market price of the common stock on the grant date. Accordingly, no compensation cost has been recognized for employee stock options granted, modified or settled prior to 2003 for the years ended December 31, 2003, 2002, and 2001.

         The Company accounts for stock appreciation rights ("SARs") under the provisions of FASB Interpretation ("FIN") No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. SARs are granted at 100% of the market price of the common stock on the date of grant. SARs vest ratably, becoming fully vested 36 months after grant. Compensation expense is recognized ratably in the statement of operations if the market price of the common stock exceeds the exercise price at the balance sheet date. At subsequent balance sheet dates and the date the SARs become fully vested, additional compensation expense is recognized ratably if the market price exceeds the previous market price. If the market price falls, the previously recognized expense is reversed but not adjusted below zero. No compensation cost has been recognized for SARs for the years ended December 31, 2003, 2002 and 2001.

         If all compensation cost for stock option awards had been determined based on fair value at the grant dates, net loss and loss per share would have been increased to the pro forma amounts below:

                                                  Year Ended December 31,
                                           -----------------------------------
      (amounts in thousands,                  2003          2002         2001
    except per share amounts)              ----------    ----------    -------
Net loss:

  As reported ..........................   $     (785)   $  (10,351)   $(7,421)
  Less: stock-based compensation expense
   determined under fair value method ..           --            --       (616)
                                           ----------    ----------    -------
  Pro forma ............................   $     (785)   $  (10,351)   $(8,037)
                                           ==========    ==========    =======

Net loss per share - basic and diluted:

  As reported ..........................   $    (0.19)   $    (2.54)   $ (1.82)
  Pro forma ............................        (0.19)        (2.54)     (1.98)

         RECENTLY ISSUED ACCOUNTING STANDARDS: In January 2003, FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 required the consolidation of an entity by an enterprise if
(i) that enterprise, known as a "primary beneficiary," has an interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and
(ii) the entity is a variable interest entity. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which an enterprise became involved with the entity and reconsidered as of the date that one of three triggering events described in FIN No. 46 occurs.

         The Company previously disclosed that its investments in AmeriCold Logistics met the criteria for consolidation under FIN No. 46 and it would consolidate AmeriCold Logistics beginning July 1, 2003 by restating its prior period consolidated financial statements. However, in October 2003, FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This position allowed public entities to defer the date for implementing FIN No. 46, except certain required disclosures, until the end of the first interim or annual period ending after December 15, 2003 if certain conditions apply. The Company concluded that AmeriCold Logistics qualified for deferral and elected to implement FIN No. 46 on December 31, 2003. However, on December 24, 2003, FASB issued a revision to FIN No. 46 to, among other things, clarify some of the provisions of FIN No. 46. The revision allows a public entity which is a small business issuer, as defined in Regulation S-B, that has not previously applied FIN No. 46 to implement the revision no later than the end of the

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

first interim or annual period ending after December 15, 2004. The Company meets the criteria of the small business issuer definition and has elected to implement the revision on December 31, 2004. The Company is evaluating its implementation alternatives (i.e., restatement of its previously issued consolidated financial statements or a cumulative effect adjustment). Had AmeriCold Logistics been consolidated as of December 31, 2003, the Company's accumulated deficit and accumulated other comprehensive loss would have increased to $99,955,000 and $15,363,000, respectively.

         In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity as liabilities. The adoption of SFAS No. 150 on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

4.       INVESTMENTS IN AND ADVANCES TO AMERICOLD LOGISTICS

         (Data in this section represents 100% of AmeriCold Logistics, in which the Company holds a 60% interest, unless otherwise specified)

         On March 11, 1999, the Company and COPI formed the "Vornado Crescent Logistics Operating Partnership" (which does business under the name "AmeriCold Logistics") to purchase all of the non-real estate assets of the Landlord for $48,723,000, of which the Company's 60% share was $29,234,000. To fund its share of the purchase price, the Company utilized $4,647,000 of cash and borrowed $18,587,000 under its Revolving Credit Agreement with Vornado. The Company paid the balance of $6,000,000 on March 7, 2000. AmeriCold Logistics leases 87 temperature controlled warehouses from the Landlord which continues to own the real estate. The leases, which commenced in March 1999, as amended, generally have 15-year terms with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue from customers. AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, as well as property capital expenditures in excess of $9,500,000 annually. AmeriCold Logistics has the right to defer the payment of 15% of annual fixed base rent and all percentage rent until December 31, 2004, to the extent that available cash, as defined in the leases, is insufficient to pay such rent. In addition to the leased warehouses, AmeriCold Logistics manages 15 additional warehouses.

         The following condensed balance sheet data represents 100% of AmeriCold Logistics, in which the Company holds a 60% interest:

                                       December 31,
                                  ----------------------
  (amounts in thousands)             2003         2002
                                  ---------    ---------
Current assets ...............    $ 118,560    $ 116,420
Non-current assets ...........       47,478       47,670
                                  ---------    ---------
                                  $ 166,038    $ 164,090
                                  =========    =========

Current liabilities (1) ......    $ 115,556    $ 115,057
Non-current liabilities (1)...      126,554       90,666
                                  ---------    ---------
                                  $ 242,110    $ 205,723
                                  =========    =========

Partners' deficit ............    $ (76,072)   $ (41,633)
                                  =========    =========

(1) AmeriCold Logistics' creditors have no recourse to the general credit of the Company. At December 31, 2003, AmeriCold Logistics' notes payable (representing loans from the Company of $7,474) and capital leases of $20,230 were collateralized by property, plant and equipment and accounts receivable with a net book value of approximately $31,136.

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following condensed operating and cash flow data represents 100% of AmeriCold Logistics, in which the Company holds a 60% interest:

                                                   For The Year Ended December 31,
                                                 -----------------------------------
      (amounts in thousands)                       2003          2002        2001
                                                 ---------    ---------    ---------
Revenues .....................................   $ 653,746    $ 646,332    $ 647,259
Costs applicable to revenues .................    (478,338)    (475,593)    (475,217)
                                                 ---------    ---------    ---------
Gross margin .................................     175,408      170,739      172,042
Depreciation and amortization ................      (9,751)     (10,701)     (11,477)
Rent (1) .....................................    (165,266)    (153,759)    (116,464)(2)
Other expenses, net ..........................     (36,689)     (36,045)     (49,789)
                                                 ---------    ---------    ---------
Net loss (3) .................................   $ (36,298)   $ (29,766)   $  (5,688)
                                                 =========    =========    =========

Cash flows provided by (used in)
operating activities .........................   $  10,114    $    (698)   $   7,388
                                                 =========    =========    =========

(1) Includes the effect of straight-lining.

(2) In the year ended December 31, 2001, $39,812 of rent was waived by the Landlord, of which $25,469 was for 2001 rent and $14,343 was for 2000 rent.

(3) The Company did not record $21,779, its 60% share of AmeriCold Logistics' net loss of $36,298 for the year ended December 31, 2003, as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002.

         During 2001 and 2000, the Company made three secured loans totaling $11,940,000 to AmeriCold Logistics. The first two loans, totaling $6,840,000, were secured by a mortgage on AmeriCold Logistics' quarries. These loans bore interest at 12% and required monthly payments of interest until maturity on March 31, 2002. The third loan was $5,100,000 and is secured by property, plant and equipment. This loan bears interest at 14% and requires monthly payments of principal and interest of $99,000 until maturity on December 31, 2002. On March 11, 2002, all three of these loans were amended to extend the maturity date to December 31, 2004. On December 31, 2002, AmeriCold Logistics used $8,800,000 of the cash proceeds from the sale of its quarries, as discussed under "Dispositions" in this Note, to repay the two loans secured by the quarries and a portion of the loan secured by property, plant and equipment. At December 31, 2003, $1,474,000 remains outstanding under the property, plant and equipment loan.

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

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following represents the components of the Company's income (loss) from AmeriCold Logistics:

                                                For the Year Ended December 31,
                                               --------------------------------
       (amounts in thousands)                    2003        2002        2001
                                               --------    --------    --------
Equity in loss (1) ........................    $     --    $(17,980)   $ (3,413)
Interest on loans .........................         994       2,070       1,082
Recovery from repayment of loans
  previously reduced by equity in losses ..         896       8,608          --
                                               --------    --------    --------
                                               $  1,890    $ (7,302)   $ (2,331)
                                               ========    ========    ========

(1) The Company did not record $21,779, its 60% share of AmeriCold Logistics' net loss of $36,298 for the year ended December 31, 2003, as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002.

         At December 31, 2002, the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics has reported losses since its inception and, at December 31, 2003, the Company's share of AmeriCold Logistics' partners' deficit was $45,643,000, which includes $49,436,000 of deferred rent (rent recognized as expense but not paid in cash) to the Landlord. On March 2, 2004, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2005 from December 31, 2004. Based on its right to defer rent, management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through December 31, 2004. AmeriCold Logistics anticipates that in 2004, the Landlord will restructure the leases to provide additional cash flow to AmeriCold Logistics. Notwithstanding the foregoing, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of the anticipated lease restructuring or other options, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,394,000 loan from Vornado due December 31, 2004.

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

         AmeriCold Logistics' deferred rent liability at December 31, 2003, net of the waived rent discussed below, is as follows:

         (amounts in thousands)                             Total (1)
                                                           ----------
Deferred during 2003                                       $   41,811
Deferred during 2002                                           32,248
Aggregate deferral at December 31, 2001                         8,335
                                                           ----------
                                                           $   82,394
                                                           ==========

(1) The Company does not guarantee AmeriCold Logistics' deferred rent liability.

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

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         On January 23, 2002, four of the leases with the Landlord were combined into one lease. This did not affect total contractual rent due under the combined leases.

         On March 2, 2004, AmeriCold Logistics and the Landlord extended the deferred rent period in AmeriCold Logistics' leases with the Landlord to December 31, 2005 from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003 on March 7, 2003.

Severance and Relocation Costs

         In the year ended December 31, 2001, AmeriCold Logistics recorded a charge of $8,895,000 (of which the Company's share is $5,337,000) comprised of
(i) severance and relocation costs associated with a management restructuring and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta, Georgia headquarters. Severance related charges were for the termination of 199 employees, located primarily in the Atlanta and Portland offices. In 2002, AmeriCold Logistics reduced the charge by $949,000 (of which the Company's share is $569,000). AmeriCold Logistics' liability for severance at December 31, 2003 was $497,000; the remaining 50 of the 199 original employees are expected to be terminated in 2004.

Dispositions

         On December 31, 2002, Vornado and Crescent Real Estate Equities Company ("Crescent") formed a new joint venture (the "Quarry Company") in which Vornado holds a 44% interest and Crescent holds a 56% interest. This new joint venture acquired AmeriCold Logistics' Carthage, Missouri and Kansas City, Kansas limestone quarries for $20,000,000, the appraised value. The purchase price consisted of $8,929,000 in cash and the cancellation of $11,071,000 of notes owed by AmeriCold Logistics to Crescent. AmeriCold Logistics recognized a gain of $2,225,000 (of which the Company's share is $1,335,000). AmeriCold Logistics used $8,800,000 of the cash proceeds to repay a portion of its loans from the Company. The Company recognized a gain on the repayment from AmeriCold Logistics of $8,608,000 as the loans were previously reduced by equity in losses of AmeriCold Logistics. Additionally, AmeriCold Logistics entered into a management agreement with the Quarry Company to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as operator of the quarries. The agreement is for a term of one year and automatically renews for additional one-year periods unless terminated by either party. The Company used the $8,800,000 repayment from AmeriCold Logistics and $700,000 of its cash to repay $7,685,000 of principal and $1,815,000 of interest and commitment fees under the Revolving Credit Agreement with Vornado.

         On December 31, 2002, AmeriCold Logistics sold, without recourse, accounts receivable of $5,720,000 to the Quarry Company for $5,600,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale (of which the Company's share is $72,000).

         On March 28, 2003, AmeriCold Logistics sold, without recourse, accounts receivable of $6,640,000 to the Quarry Company for $6,500,000 in cash. AmeriCold Logistics recognized a loss of $140,000 on the sale.

         On January 20, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $6,120,000 to the Quarry Company for $6,000,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale. AmeriCold Logistics also agreed to act as agent to collect the accounts receivable. The Company does not believe that any significant servicing asset or liability exists.

Other

         During the years ended December 31, 2003, 2002 and 2001, AmeriCold Logistics received a management fee of $276,000, $273,000 and $268,000, respectively, from the Landlord for administrative services performed.

         During the year ended December 31, 2003, AmeriCold Logistics received a management fee of $214,000 from the Quarry Company for management services provided.

         During each of the years ended December 31, 2003, 2002 and 2001, AmeriCold Logistics recorded a management fee of $487,000 due to Vornado.

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       INCOME TAXES

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, specifically (i) the 2003 net operating loss carryforward as reflected on the Company's tax return, (ii) the book to tax differences arising from the Company's investment in AmeriCold Logistics and (iii) the write off of organization costs in 1999 and 1998 for financial reporting purposes and the amortization of such costs over 60 months for tax reporting purposes.

         The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2003 and 2002 are as follows.

                                                               December 31,
                                                           --------------------
               (amounts in thousands)                        2003        2002
                                                           --------    --------
Deferred assets:
   Organization costs ..................................   $     12    $    106
   Minority interest (taxed directly to limited partner)        940         940
   Net operating loss carryforward .....................     25,391      12,164
   Book to tax differences .............................    (10,926)      1,720
                                                           --------    --------
                                                             15,417      14,930
Valuation allowance ....................................    (15,417)    (14,930)
                                                           --------    --------
Net deferred tax asset .................................   $     --    $     --
                                                           ========    ========

         Because the Company has a history of operating losses, a valuation allowance has been established for its deferred tax assets. The need for this allowance will be reassessed periodically based upon the operating results of the Company. A reconciliation of income taxes to the expected income tax benefit is as follows:

                                                       Year Ended December 31,
                                                 ----------------------------------
          (amounts in thousands)                   2003         2002         2001
                                                 --------     --------     --------
Loss before income taxes and minority interest   $    785     $ 10,351     $  7,421
Statutory federal income tax rate ............         34%          34%          34%
                                                 --------     --------     --------
Expected federal income tax benefit ..........        267        3,519        2,523
Expected state income tax benefit ............         47          621          445
                                                 --------     --------     --------
Provision for income taxes ...................        314        4,140        2,968
Valuation allowance ..........................       (314)      (4,140)      (2,968)
                                                 --------     --------     --------
Income taxes .................................   $     --     $     --     $     --
                                                 ========     ========     ========

6.       REVOLVING CREDIT AGREEMENT

         The Company has a $75,000,000 unsecured Revolving Credit Agreement with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (4.12% at December 31, 2003). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; for the years ended December 31, 2003, 2002 and 2001, the Company recorded commitment fees under the facility of $505,000, $432,000 and $485,000, respectively. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends. The Company currently has no external sources of financing except this facility. At December 31, 2003, $1,591,000 of interest and commitment fees were unpaid, which reduces the availability under the Revolving Credit Agreement to $49,606,000. See Note 2 regarding the substantial doubt as to the Company's ability to continue as a going concern and discharge this liability in the normal course of business.

7.       EMPLOYEES' STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         Under the 1998 Omnibus Stock Plan (the "Plan"), various directors, officers and key employees of Vornado and the Company were granted incentive and non-qualified stock options to purchase common stock of the Company. Awards to officers and employees of Vornado were granted prior to the Distribution (see
Note 1). The options were granted at prices equal to the book value per share as of the date of grant for options granted prior to the Distribution, and 100% of the market price of the common stock at the date of grant for options granted after the

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Distribution. Shares vest ratably, becoming fully vested 36 months after grant. All options expire ten years after grant.

         A summary of the Plan's status and changes are presented below:

                                                                          Year Ended December 31,
                                               ----------------------------------------------------------------------------------
                                                        2003                         2002                        2001
                                               ------------------------     ------------------------     ------------------------
                                                              Weighted-                   Weighted-                    Weighted-
                                                               Average                     Average                     Average
                                                              Exercise                    Exercise                     Exercise
                                                Shares          Price        Shares         Price         Shares         Price
                                               -------        ---------     --------     -----------     --------     -----------
Outstanding at January 1....................   379,109        $   5.54       438,706     $      5.70      651,475     $      5.86

Cancelled or converted to SARs..............   (23,555)           5.54       (59,597)           6.72     (212,769)           6.18
                                               -------                      --------                     --------

Outstanding at December 31..................   355,554            5.54       379,109            5.54      438,706            5.70
                                               =======                      ========                     ========

Options exercisable at December 31..........   355,554                       379,109                      438,706
                                               =======                      ========                     ========

         The 355,554 options which were outstanding and exercisable as of December 31, 2003 have a remaining contractual life of 4.6 years. Shares available for future grant under the Plan at December 31, 2003 were 893,832.

         Effective December 17, 2001, two plan participants converted 90,000 outstanding stock options with an exercise price of $5.54 into SARs. 220,000 SARs were outstanding and exercisable at December 31, 2003 at a price of $5.54.

8.       VORNADO AGREEMENT

         The Company and Vornado have entered into an agreement (the "Vornado Agreement") pursuant to which, among other things, (i) Vornado will, under certain circumstances, offer the Company an opportunity to become the lessee of certain real property owned now or in the future by Vornado (under mutually satisfactory lease terms) and (ii) the Company will not make any real estate investment or other REIT-Qualified Investment unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity.

         Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's offices, space for the Company's principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and reimburses Vornado for certain costs incurred and paid to third parties on behalf of the Company. For such services, the Company incurred $330,000, $330,000 and $371,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

         Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

9.       MINORITY INTEREST

         Minority interest represents limited partnership interests in Company L.P. not owned by the Company. On October 16, 1998, (i) Interstate Properties ("Interstate"), a New Jersey general partnership owned by Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado), and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company), exchanged 447,017 shares of common stock for a 9.9% undivided interest in all of the Company's assets and (ii) Interstate and the Company contributed all of their interests in such assets to Company L.P. and in return Interstate received a 9.9% limited partnership interest and the Company received the 90.1% sole general partnership interest therein. Interstate has the right to have its limited partnership interest in Company L.P. redeemed by Company L.P. either for (a) cash

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in an amount equal to the fair market value, at the time of redemption, of 447,017 shares of common stock or (b) 447,017 shares of common stock, in each case as selected by the Company and subject to customary anti-dilution adjustments.

         During the year ended December 31, 2000, Interstate's investment in Company L.P was fully absorbed by net losses. Interstate's share of net losses in excess of its contributions ($2,163,000 at December 31, 2003) has been and will be recognized by the Company as Interstate has no obligation to provide additional funding to Company L.P.

         Excluding rights distributed under the Stockholder Protection Rights Plan, as discussed in Note 11, in 2002, no dividends or distributions have been made to Interstate since inception.

10.      LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                     Year Ended December 31,
   (amounts in thousands, except              ---------------------------------------
      share and per share amounts)               2003          2002          2001
                                              ----------    ----------    -----------
Numerator:
  Net loss ................................   $     (785)   $  (10,351)   $    (7,421)
                                              ==========    ==========    ===========

Denominator:
  Weighted-average shares outstanding ...      4,068,924     4,068,924      4,068,924
                                              ==========    ==========    ===========

Net loss per share - basic and diluted ....   $    (0.19)   $    (2.54)   $     (1.82)
                                              ==========    ==========    ===========

         The Company's stock options are not dilutive in the reporting periods as the average market prices of the Company's common stock did not exceed the exercise prices. The Company's rights are not dilutive in the reporting periods as the rights were not exercisable. The limited partnership units of Company L.P. not owned by the Company are not dilutive in the full year reporting periods as the Company reported net losses.

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

         The rights become exercisable after the earlier of (i) ten business days after any person commences a tender offer that would result in such person becoming the beneficial owner of 10% or more of the common stock (an "Acquiring Person") or (ii) on the first day on which any person becomes an Acquiring Person, subject to certain exceptions. Pursuant to the terms of the Rights Plan, rights owned by an Acquiring Person will automatically become void and each other right will entitle the holder to receive, for $13.50, as adjusted under the terms of the Rights Plan (the "Exercise Price"), cash in an amount, or debt or other securities with a value, equal to (a) the closing market price of a share of common stock on the date of exercise times (b) the number of shares of common stock having an aggregate market value, as defined by the Rights Plan, equal to twice the Exercise Price, or, at the Company's discretion, the number of shares of common stock described in (b) above.

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

                            VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.      SUMMARY OF QUARTERLY RESULTS (UNAUDITED)


                                           INCOME (LOSS)                                              NET (LOSS)
                                               FROM                                NET (LOSS)         INCOME PER
     (amounts in thousands,                  AMERICOLD         NET (LOSS)          INCOME PER            SHARE
   except per share amounts)                 LOGISTICS         INCOME (1)         SHARE (BASIC)      (DILUTED) (2)
                                           -------------       ----------         -------------      -------------
2003
    March 31..........................       $     460(3)       $   (205)            $ (0.05)           $ (0.05)
    June 30...........................             475(3)           (173)              (0.04)             (0.04)
    September 30......................             477(3)           (267)              (0.07)             (0.07)
    December 31.......................             478(3)           (140)              (0.03)             (0.03)

2002
    March 31..........................       $  (3,311)         $ (4,074)            $ (1.00)           $ (1.00)
    June 30...........................          (3,927)           (4,723)              (1.16)             (1.16)
    September 30......................          (4,782)           (5,730)              (1.41)             (1.41)
    December 31.......................           4,718             4,175(4)             1.03               0.92

(1) The total for 2002 differs from the sum of quarters as a result of rounding.

(2) The total for 2002 differs from the sum of quarters as the limited partnership units of Company L.P. not owned by the Company are dilutive in quarters in which the Company reported net income.

(3)  The Company did not record $4,110, $ 7,141, $6,139 and $4,389 (the respective 60% shares of AmeriCold Logistics' net losses of $6,850, $11,902, $10,231 and $7,315) in the respective quarters as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002.

(4) Net income for the three months ended December 31, 2002 includes the Company's $1,335 share of AmeriCold Logistics' $2,225 gain on the sale of its Carthage, Missouri and Kansas City, Kansas quarries and an $8,608 recovery from the $8,800 repayment of loans to AmeriCold Logistics previously reduced by equity in losses.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors of the Company will be contained in a definitive Proxy Statement involving the election of directors and pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The Company will file the Proxy Statement with the Securities and Exchange Commission not later than 120 days after December 31, 2003. Such information is incorporated by reference herein. For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The Company has adopted a code of business conduct and ethics that applies to each of its Chief Executive Officer and Executive Vice President and Chief Financial Officer, among others. The code is posted on the Company's website at www.vornadoopco.com. The Company intends to satisfy its disclosure obligation regarding amendments and waivers of this code applicable to its Chief Executive Officer, and Executive Vice President and Chief Financial Officer by posting such information on its website at www.vornadoopco.com.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation will be contained in the Proxy Statement referred to above in "Item 10. Directors and Executive Officers of the Registrant." Such information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information concerning security ownership of certain beneficial owners and management and related stockholder matters, except as set forth below, will be contained in the Proxy Statement referred to in "Item 10. Directors and Executive Officers of the Registrant." Such information is incorporated by reference herein.

         A summary of the Company's equity compensation plans follows.

                                         Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------------------
                                                                                                    Number of securities
                                                                                                   remaining available for
                                          Number of securities                                      future issuance under
                                            to be issued upon            Weighted-average            equity compensation
                                               exercise of               exercise price of            plans (excluding
                                          outstanding options,         outstanding options,        securities reflected in
           Plan Category                 warrants and rights (a)        warrants and rights              column (a))
-----------------------------------      -----------------------       --------------------        -----------------------
Equity compensation plans approved
by security holders                             355,554                        $5.54                       893,832

Equity compensation plans not
approved by security holders                      N/A                           N/A                          N/A
                                                -------                        -----                       -------

Total                                           355,554                        $5.54                       893,832

         See "Note 7. Employees' Stock Options and Stock Appreciation Rights" to the Company's consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions will be contained in the Proxy Statement referred to in "Item 10. Directors and Executive Officers of the Registrant." Such information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information concerning principal accountant fees and services will be contained in the Proxy Statement referred to in "Item 10. Directors and Executive Officers of the Registrant." Such information is incorporated by reference herein.

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

                  2. The following financial statement schedules should be read in conjunction with the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K:

                                                                               Pages in this
                                                                             Annual Report on
                                                                                 Form 10-K
                                                                             ----------------
Vornado Crescent Logistics Operating Partnership and Subsidiary:

    Independent Auditors' Report                                                    44

    Consolidated Balance Sheets at December 31, 2003 and 2002                       45

    Consolidated Statements of Operations for the Years Ended December 31,
      2003, 2002 and 2001                                                           46

    Consolidated Statements of Partners' (Deficit) Capital for the Years
      Ended December 31, 2003, 2002 and 2001                                        47

    Consolidated Statements of Cash Flows for the Years Ended December 31,
      2003, 2002 and 2001                                                           48

    Notes to Consolidated Financial Statements                                      49

                           Schedules other than those listed above are omitted because they are not applicable, not required or the information required is included in the consolidated financial statements or the notes thereto.

                  3.       Exhibits:

                           See Exhibit Index on page 61.

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

                                   VORNADO OPERATING COMPANY

                                   By:        /s/ Joseph Macnow
                                       --------------------------------
                                       Joseph Macnow, Executive Vice President
                                       and Chief Financial Officer

Date:  March 2, 2004

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

            SIGNATURE                                               TITLE                           DATE
            ---------                                               -----                           ----
By: /s/ Steven Roth                                     Chairman of the Board of                March 2, 2004
    --------------------------------                      Directors and Chief
        (Steven Roth)                                     Executive Officer (Principal
                                                          Executive Officer)

By: /s/ Michael D. Fascitelli                           President and Director                  March 2, 2004
    --------------------------------
        (Michael D. Fascitelli)

By: /s/ Douglas H. Dittrick                             Director                                March 2, 2004
    --------------------------------
        (Douglas H. Dittrick)

By: /s/ Joseph Macnow                                   Executive Vice President and            March 2, 2004
    --------------------------------                      Chief Financial Officer
        (Joseph Macnow)                                   (Principal Financial and
                                                          Accounting Officer)

By: /s/ Martin N. Rosen                                 Director                                March 2, 2004
    --------------------------------
        (Martin N. Rosen)

By: /s/ Richard R. West                                 Director                                March 2, 2004
    --------------------------------
        (Richard R. West)

By: /s/ Russell B. Wight, Jr.                           Director                                March 2, 2004
    --------------------------------
        (Russell B. Wight, Jr.)

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Vornado Crescent Logistics Operating Partnership and Subsidiary:

         We have audited the accompanying consolidated balance sheets of Vornado Crescent Logistics Operating Partnership and Subsidiary (the "Partnership") as of December 31, 2003 and 2002 and the related consolidated statements of operations, partners' (deficit) capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vornado Crescent Logistics Operating Partnership and Subsidiary at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 2, 2004

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                           DECEMBER 31,
                                                                                               -----------------------------------
                                  (amounts in thousands)                                            2003                  2002
                                                                                               -------------         -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................................................    $      15,284         $      14,891
  Restricted cash..........................................................................           27,420                21,093
  Accounts receivable, net of allowance for doubtful accounts of $2,126 and $2,564,
    respectively...........................................................................           69,709                76,328
  Due from Vornado Crescent Carthage and KC Quarry, LLC....................................               22                    --
  Other current assets.....................................................................            6,125                 4,108
                                                                                               -------------         -------------
    Total current assets...................................................................          118,560               116,420
                                                                                               -------------         -------------
PROPERTY, PLANT, AND EQUIPMENT
  Land.....................................................................................              907                   877
  Building and improvements................................................................            2,940                 2,717
  Machinery and equipment..................................................................           67,545                57,562
                                                                                               -------------         -------------
                                                                                                      71,392                61,156
  Accumulated depreciation.................................................................          (34,198)              (25,203)
                                                                                               -------------         -------------
    Property, plant, and equipment, net....................................................           37,194                35,953
                                                                                               -------------         -------------

OTHER ASSETS...............................................................................           10,284                11,717
                                                                                               -------------         -------------
                                                                                               $     166,038         $     164,090
                                                                                               =============         =============
LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable.........................................................................    $      12,792         $      15,763
  Accrued expenses.........................................................................           47,286                48,730
  Current portion of long-term debt........................................................            7,474                 1,600
  Current portion of capital lease obligations.............................................            3,210                 1,787
  Unearned revenue.........................................................................            7,850                 9,474
  Due to AmeriCold Realty Trust............................................................           36,944                37,703
                                                                                               -------------         -------------
    Total current liabilities..............................................................          115,556               115,057
Long-term debt.............................................................................               --                 7,441
Long-term capital lease obligations........................................................            9,547                 8,132
Deferred rent obligation to AmeriCold Realty Trust.........................................           82,394                40,583
Straight-line rent liability to AmeriCold Realty Trust.....................................           18,510                14,661
Pension and retirement benefits............................................................           13,533                17,341
Other liabilities..........................................................................            2,570                 2,508
                                                                                               -------------         -------------
Total liabilities..........................................................................          242,110               205,723
                                                                                               -------------         -------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT
  Partners' capital........................................................................           38,723                38,723
  Accumulated deficit......................................................................          (99,432)              (63,134)
  Accumulated other comprehensive loss.....................................................          (15,363)              (17,222)
                                                                                               -------------         -------------
    Total partners' deficit................................................................          (76,072)              (41,633)
                                                                                               -------------         -------------
                                                                                               $     166,038         $     164,090
                                                                                               =============         =============

                 See notes to consolidated financial statements.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------------------------
                (amounts in thousands)                          2003                     2002                     2001
                                                            --------------          --------------           --------------

REVENUES                                                    $      653,746          $      646,332           $      647,259
                                                            --------------          --------------           --------------
OPERATING EXPENSES
  Cost of operations (not including depreciation,
    depletion, and amortization).........................          478,338                 475,593                  475,217
  Rent expense on leases with AmeriCold Realty
    Trust, net of $25,469 of forgiveness of 2001
    contractual rents in 2001............................          165,266                 153,759                  130,807
  Forgiveness of 2000 contractual rents with
    AmeriCold Realty Trust...............................               --                      --                  (14,343)
  General and administrative.............................           34,937                  35,625                   37,137
  Severance and other charges............................               --                    (949)                   8,895
  Depreciation, depletion, and amortization..............            9,751                  10,701                   11,477
  Gain on sale of quarries...............................               --                  (2,225)                      --
                                                            --------------          --------------           --------------

    Total operating expenses.............................          688,292                 672,504                  649,190
                                                            --------------          --------------           --------------

OPERATING LOSS                                                     (34,546)                (26,172)                  (1,931)

OTHER INCOME (EXPENSES)
Other income, net........................................            1,755                   1,495                      945
Interest expense.........................................           (3,507)                 (5,089)                  (4,702)
                                                            --------------          --------------           --------------

NET LOSS.................................................   $      (36,298)         $      (29,766)          $       (5,688)
                                                            ==============          ==============           ==============

                 See notes to consolidated financial statements.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL

                                                               ACCUMULATED
                                                                  OTHER          CAPITAL
                                     PARTNERS'  ACCUMULATED   COMPREHENSIVE    CONTRIBUTION                    COMPREHENSIVE
   (amounts in thousands)            CAPITAL     DEFICIT           LOSS         RECEIVABLE       TOTAL              LOSS
                                     --------    --------        --------        --------       --------          --------
BALANCE, JANUARY 1, 2001 .........   $ 48,723    $(27,680)       $   (830)       $ (4,000)      $ 16,213

Cancellation of capital commitment     (4,000)         --              --           4,000             --
Net loss .........................         --      (5,688)             --              --         (5,688)         $ (5,688)
Adjustment for minimum pension
  liability ......................         --          --          (2,759)             --         (2,759)           (2,759)
                                     --------    --------        --------        --------       --------          --------
BALANCE, DECEMBER 31, 2001 .......     44,723     (33,368)         (3,589)             --          7,766          $ (8,447)
                                                                                                                  ========

Issuance of note payable in
  exchange for capital ...........     (6,000)         --              --              --         (6,000)
Net loss .........................         --     (29,766)             --              --        (29,766)         $(29,766)
Adjustment for minimum pension
  liability ......................         --          --         (13,633)             --        (13,633)          (13,633)
                                     --------    --------        --------        --------       --------          --------
BALANCE, DECEMBER 31, 2002 .......     38,723     (63,134)        (17,222)             --        (41,633)         $(43,399)
                                                                                                                  ========

Net loss .........................         --     (36,298)             --              --        (36,298)         $(36,298)
Adjustment for minimum pension
  liability ......................         --          --           1,859              --          1,859             1,859
                                     --------    --------        --------        --------       --------          --------
BALANCE, DECEMBER 31, 2003 .......   $ 38,723    $(99,432)       $(15,363)       $     --       $(76,072)         $(34,439)
                                     ========    ========        ========        ========       ========          ========

                 See notes to consolidated financial statements.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                             --------------------------------
            (amounts in thousands)                             2003        2002        2001
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ................................................   $(36,298)   $(29,766)   $ (5,688)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Provision for bad debts ................................        431         363       2,653
  Depreciation, depletion, and amortization ..............      9,751      10,701      11,477
  Straight-line rent expense .............................      3,849       3,850       4,049
  Forgiveness of 2000 contractual rents with AmeriCold
   Realty Trust ..........................................         --          --     (14,343)
 Gain on sale of quarries ................................         --      (2,225)         --
 Changes in operating assets and liabilities:
 Restricted cash .........................................     (6,327)        295      (6,652)
 Accounts receivable, net ................................      6,188      (9,035)     10,843
 Due from Vornado Crescent Carthage and KC Quarry, LLC ...        (22)         --          --
 Other assets ............................................       (584)        278        (522)
 Accounts payable and accrued expenses ...................     (4,415)      1,549       2,071
 Due to AmeriCold Realty Trust ...........................       (759)        129       4,879
 Deferred rent obligations ...............................     41,811      32,248      (1,733)
 Other liabilities .......................................     (3,511)     (9,085)        354
                                                             --------    --------    --------
Net cash provided by (used in) operating activities ......     10,114        (698)      7,388
                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of quarries .........................         --       8,929          --
  Additions to property, plant, and equipment ............     (5,817)    (10,284)     (2,368)
                                                             --------    --------    --------
Net cash used in investing activities ....................     (5,817)     (1,355)     (2,368)
                                                             --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt ...............         --          --      18,940
  Repayment of long-term debt ............................     (1,567)    (10,706)     (1,131)
  Repayment of capital lease obligations .................     (2,337)       (539)       (855)
                                                             --------    --------    --------
Net cash (used in) provided by financing activities ......     (3,904)    (11,245)     16,954
                                                             --------    --------    --------

Net increase (decrease) in cash and cash equivalents .....        393     (13,298)     21,974
Cash and cash equivalents at beginning of period .........     14,891      28,189       6,215
                                                             --------    --------    --------
Cash and cash equivalents at end of period ...............   $ 15,284    $ 14,891    $ 28,189
                                                             ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest ...............................   $  5,666    $  5,140    $  2,787
                                                             ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Acquisitions of property under capital leases ............   $  5,175    $  5,042    $  4,522
                                                             ========    ========    ========

Issuance of note payable in exchange for capital .........   $     --    $  6,000    $     --
                                                             ========    ========    ========

Cancellation of notes payable upon sale of quarries ......   $     --    $ 11,071    $     --
                                                             ========    ========    ========

                 See notes to consolidated financial statements.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND BUSINESS

         Vornado Crescent Logistics Operating Partnership (the "Partnership") was formed on March 11, 1999. The Partnership holds its assets and conducts its business through its wholly owned subsidiary, AmeriCold Logistics, LLC ("AmeriCold Logistics"). AmeriCold Logistics, headquartered in Atlanta, Georgia, has approximately 5,800 employees and operates 102 temperature controlled warehouse facilities nationwide with an aggregate of approximately 546 million cubic feet of refrigerated, frozen, and dry storage space. Of the 102 warehouses, AmeriCold Logistics leases 87 temperature controlled warehouses with an aggregate of approximately 441 million cubic feet of space from the Vornado REIT/Crescent REIT Partnership ("AmeriCold Realty Trust" or the "Landlord") and manages 15 additional warehouses containing approximately 105 million cubic feet of space. The Vornado REIT/Crescent REIT Partnership is owned 60% by Vornado Realty Trust ("Vornado") and 40% by Crescent Real Estate Equities Company ("Crescent"). AmeriCold Logistics provides the food industry with refrigerated warehousing and transportation management services. Refrigerated warehouses are comprised of production, distribution and public facilities. Production facilities typically serve one or a small number of customers, generally food processors, which are located nearby. These customers store large quantities of processed or partially processed products in the facilities until they are shipped to the next stage of production or distribution. Distribution facilities primarily warehouse a wide variety of customers' finished products until future shipment to end-users. Each distribution facility generally services the surrounding regional market. Public facilities generally serve the needs of local and regional customers under short-term agreements. Food manufacturers and processors use these facilities to store capacity overflow from their production facilities or warehouses. AmeriCold Logistics' transportation management services include freight routing, dispatching, freight rate negotiation, backhaul coordination, freight bill auditing, network flow management, order consolidation and distribution channel assessment. AmeriCold Logistics' temperature controlled logistics expertise and access to both frozen food warehouses and distribution channels enable its customers to respond quickly and efficiently to time-sensitive orders from distributors and retailers. Additionally, AmeriCold Logistics operated two limestone quarries until their sale on December 31, 2002.

         On December 31, 2003, the Partnership's deficit was $76,072,000, which includes $82,394,000 of deferred rent (rent recognized as expense but not paid in cash) to the Landlord. On March 2, 2004, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2005 from December 31, 2004. Based on its right to defer rent, the management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through December 31, 2004. AmeriCold Logistics anticipates that in 2004, the Landlord will restructure the leases to provide additional cash flow to AmeriCold Logistics. Notwithstanding the foregoing, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. If the leases are restructured, AmeriCold Logistics expects to have sufficient cash flows to repay its notes payable to Vornado Operating L.P. ("Vornado Operating"). In the absence of the restructuring, AmeriCold Logistics anticipates that Vornado Operating will extend the maturity of the notes payable, although it has no obligation to do so.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: The accompanying consolidated financial statements of the Partnership include the accounts of the Partnership and its subsidiary. All significant intercompany amounts have been eliminated .

         PARTNERSHIP MATTERS: The Partnership is owned 60% by Vornado Operating and 40% by COPI Cold Storage L.L.C., an affiliate of Crescent Operating, Inc., ("COPI"). The partnership agreement provides that net income and losses are allocated to each partner's account in relation to their ownership interests. Subject to certain provisions, the Partnership continues for a term through October 2027.

         Vornado Operating's $6,000,000 contribution to AmeriCold Logistics on March 7, 2000 was unmatched by COPI. Accordingly, the $4,000,000 contribution receivable shown in partners' capital was cancelled at December 31, 2001. On March 11, 2002, Vornado Operating's $6,000,000 became a special equity contribution that has priority over the original equity amounts and accrues a return of 12% compounded annually. On November 5, 2002, Vornado Operating's $6,000,000 special equity contribution was converted into a loan collateralized by certain trade receivables of AmeriCold Logistics. The conversion was effective March 11, 2002. The loan bears interest of 12%, requires monthly interest payments until maturity on December 31, 2004 and may be prepaid without penalty.

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

         Substantial doubt exists as to Vornado Operating Company's ("VOOC"), the parent of Vornado Operating, ability to continue as a going concern. VOOC estimates that it has adequate borrowing capacity under a credit facility with Vornado to meet its cash needs until December 31, 2004. However, the principal, interest and fees outstanding under the line of credit come due on such date. VOOC currently has no external sources of financing except this facility. Although there can be no assurance, AmeriCold Logistics' management believes that the substantial doubt about VOOC's ability to continue as a going concern will not adversely affect AmeriCold Logistics.

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

         RESTRICTED CASH: This cash is restricted for the payment of rent ($7,229,000 at both December 31, 2003 and 2002) and the settlement of certain self-insured liabilities ($20,191,000 and $13,864,000 at December 31, 2003 and 2002, respectively).

         PROPERTY, PLANT, AND EQUIPMENT: Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Depreciation begins in the month in which an asset is placed into service. Depletion on the limestone quarries, which were sold on December 31, 2002, was computed by the unit-of-production method based on estimated recoverable units.

         AmeriCold Logistics' long-lived assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amounts may not be recoverable. In such an event, a comparison is made of the expected future operating cash flows of the long-lived assets on an undiscounted basis to the carrying amounts of the long-lived assets. If the carrying amounts of the long-lived assets exceed the sum of the expected undiscounted cash flows, an impairment charge is recognized in an amount equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets. AmeriCold Logistics also periodically reviews the appropriateness of the estimated useful lives of its long-lived assets.

         CAPITALIZED LEASES: Capitalized leases are recorded at the lower of the present value of future lease payments or the fair market value of the property. Capitalized leases are depreciated on a straight-line basis over the estimated asset life or lease term, whichever is shorter. Depreciation expense on capital leases is included in depreciation, depletion, and amortization expense.

         REVENUE RECOGNITION: Revenues include storage, transportation and handling fees, and management fees for locations managed on behalf of third parties. Storage revenues are recognized as services are provided. Transportation fees and expenses are recognized upon delivery. AmeriCold Logistics charges customers for both inbound and outbound handling in advance but defers the outbound handling revenue until the product has been shipped. Management fees and related cost reimbursements are recognized as revenue as the management services are performed and the costs are incurred. Costs related to managed facilities are included in cost of operations. Revenues from the sale of limestone were recognized upon delivery to customers.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         SIGNIFICANT CUSTOMERS: During the years ended December 31, 2003, 2002, and 2001, the following individual customers accounted for 10% or more of total revenue:

                                                      YEAR ENDED DECEMBER 31,
                                            ------------------------------------------
                                            2003               2002               2001
                                            ----               ----               ----
H.J. Heinz & Co................              15%                16%                16%
ConAgra Foods, Inc.............              13%                11%                8%

         INCOME TAXES: The Partnership and AmeriCold Logistics have elected to be treated as partnerships for income tax purposes. Taxable income or loss of the Partnership and AmeriCold Logistics is reported in the income tax returns of the partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

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

         COLLECTIVE BARGAINING AGREEMENTS: At December 31, 2003, approximately 28% of AmeriCold Logistics' labor force was covered by collective bargaining agreements. Collective bargaining agreements covering approximately 10% of the labor force will expire in 2004.

         RECENTLY ISSUED ACCOUNTING STANDARDS: In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 required the consolidation of an entity by an enterprise if (i) that enterprise, known as a "primary beneficiary," has an interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and
(ii) the entity is a variable interest entity. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity.

         In December 2003, FASB issued a revision to FIN No. 46 to, among other things, clarify some of the provisions of FIN No. 46. The revision allows a non-public entity, as defined in the revision, that has not previously applied FIN No. 46 to an entity created before January 1, 2004 to implement the revision no later than the beginning of the first annual period ending after December
15, 2004. The Partnership meets the criteria of the non-public entity definition and has elected to implement the revision on January 1, 2005. The Partnership is currently evaluating the impact the revision will have on its consolidated financial statements.

         RECLASSIFICATIONS: Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

3.       SALE OF QUARRIES

         On December 31, 2002, Vornado and Crescent formed a new joint venture (Vornado Crescent Carthage and KC Quarry, LLC or the "Quarry Company") in which Vornado holds a 44% interest and Crescent holds a 56% interest. This new joint venture acquired AmeriCold Logistics' Carthage, Missouri and Kansas City, Kansas limestone quarries for $20,000,000, the appraised value. The purchase price consisted of $8,929,000 in cash and the cancellation of $11,071,000 of notes owed by AmeriCold Logistics to Crescent. AmeriCold Logistics recognized a gain of $2,225,000 and used $8,800,000 of the cash proceeds to repay a portion of its loans from Vornado Operating. Additionally, AmeriCold Logistics entered into a management agreement with the Quarry Company to manage and operate the quarries for an annual management fee of approximately $200,000 plus all direct expenses incurred as operator of the quarries. The agreement is for a term of one year and automatically renews for additional one-year periods unless terminated by either party.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       SALES OF ACCOUNTS RECEIVABLE

         On December 31, 2002, AmeriCold Logistics sold, without recourse, accounts receivable of $5,720,000 to the Quarry Company for $5,600,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale.

         On March 28, 2003, AmeriCold Logistics sold, without recourse, accounts receivable of $6,640,000 to the Quarry Company for $6,500,000 in cash. AmeriCold Logistics recognized a loss of $140,000 on the sale.

         On January 20, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $6,120,000 to the Quarry Company for $6,000,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale. AmeriCold Logistics also agreed to act as agent to collect the accounts receivable. The Partnership does not believe that any significant servicing asset or liability exists.

5.       ACCRUED EXPENSES

         A detail of accrued expenses is as follows:

                                                                  DECEMBER 31,
                                                        --------------------------------
               (amounts in thousands)                      2003                  2002
                                                        ----------            ----------
Accrued payroll and related expenses..................  $   12,808            $   13,113
Accrued workers' compensation liabilities.............      10,887                10,199
Severance and other charges...........................         497                 2,217
Other accrued expenses................................      23,094                23,201
                                                        ----------            ----------
                                                        $   47,286            $   48,730
                                                        ==========            ==========

6.       LONG-TERM DEBT

         A detail of long-term debt is as follows:

                                                                      DECEMBER 31,
                                                           ----------------------------------
               (amounts in thousands)                          2003                  2002
                                                           ------------          ------------
Notes payable to Vornado Operating:
  12% promissory note payable (see Note 2)..........       $      6,000          $      6,000
  14% promissory note payable.......................              1,474                 2,356
Notes payable to bank.................................               --                   685
                                                           ------------          ------------
                                                                  7,474                 9,041
Current maturities....................................           (7,474)               (1,600)
                                                           ------------          ------------
Long-term debt........................................     $         --          $      7,441
                                                           ============          ============

         The 14% promissory note payable to Vornado Operating, as amended, is payable in monthly installments of principal and interest of $99,000 and matures on December 31, 2004. This note is secured by certain property and equipment with a net book value of approximately $12,300,000 and may be prepaid without penalty.

7.       OTHER TRANSACTIONS WITH THE LANDLORD, VORNADO AND THE QUARRY COMPANY

         During the years ended December 31, 2003, 2002 and 2001, AmeriCold Logistics received a management fee of $276,000, $273,000 and $268,000, respectively, from the Landlord for administrative services performed.

         During the year ended December 31, 2003, AmeriCold Logistics received a management fee of $214,000 from the Quarry Company for management services provided.

         During each of the years ended December 31, 2003, 2002 and 2001, AmeriCold Logistics recorded a management fee of $487,000 due to Vornado. At December 31, 2003 and 2002, other accrued liabilities included $2,340,000 and $1,853,000, respectively, for these management fees.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.       LEASE COMMITMENTS

         AmeriCold Logistics entered into leases with the Landlord covering 87 of the warehouses used in this business. The leases, which commenced in March 1999, as amended, generally have 15-year terms with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue from customers. The leases provide for fixed base rents of approximately $136,000,000 in 2000, $137,000,000 per annum from 2001 through 2003, $140,000,000 per annum from 2004 through 2008, $145,000,000 per annum for
2009, $142,000,000 per annum for 2010, and $139,000,000 per annum from 2011 through February 2014. Percentage rent for each lease is based on a specified percentage of revenues in excess of a specified base amount. The aggregate base revenue amount under five of the six leases is approximately $350,000,000, and the weighted average percentage rate is approximately 36% through 2003, approximately 38% from 2004 through 2008 and approximately 40% from 2009 through February 2014. The aggregate base revenue amount under the sixth lease is approximately $32,000,000 through 2001, and approximately $26,000,000 from 2002 through February 2014, and the percentage rate is 24% through 2001, 37.5% from 2002 through 2006, 40% from 2007 through 2011 and 41% from 2012 through February 2014. The fixed base rent for each of the two five-year renewal options is equal, generally, to the greater of the fair market rent at that time and the fixed base rent for the immediately preceding lease year plus 5%.

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

         AmeriCold Logistics has the right to defer the payment of 15% of annual fixed base rent and all percentage rent until December 31, 2004 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. Pursuant thereto, AmeriCold Logistics exercised its deferral rights and deferred fixed and percentage rents of $41,811,000 and $32,248,000 in the years ended December 31, 2003 and 2002, respectively.

         In the year ended December 31, 2001, AmeriCold Logistics reversed $25,469,000 of the rent expense recorded in 2001. This resulted from the Landlord waiving its rights to collect this portion of the rent. Further, the Landlord waived $14,343,000 of the rent expense recorded by AmeriCold Logistics in 2000; AmeriCold Logistics recorded this amount as income in the year ended December 31, 2001. The aggregate amount waived by the Landlord of $39,812,000 represents a portion of the rent due under the leases, which AmeriCold Logistics deferred in such years.

         On January 23, 2002, four of the leases with the Landlord were combined into one lease. This did not affect total contractual rent due under the combined leases.

         On March 2, 2004, AmeriCold Logistics and the Landlord extended the deferred rent period in AmeriCold Logistics' leases with the Landlord to December 31, 2005 from December 31, 2004. The parties previously extended the deferred rent period to December 31, 2004 from December 31, 2003 on March 7, 2003.

         On December 31, 2003, the Partnership's deficit was $76,072,000, which includes $82,394,000 of deferred rent (rent recognized as expense but not paid in cash) to the Landlord. On March 2, 2004 AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2005 from December 31, 2004. Based on its right to defer rent, the management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through December 31, 2004. AmeriCold Logistics anticipates that in 2004, the Landlord will restructure the leases to provide additional cash flow to AmeriCold Logistics. Notwithstanding the foregoing, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so.

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

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         At December 31, 2003, future minimum lease payments under the leases with the Landlord and future minimum lease payments under operating leases with parties other than the Landlord are as follows:

         (amounts in thousands)                 The Landlord        Other Lessors          Total
                                                ------------        ------------       ------------
Year ending December 31,
2004.....................................       $    139,934        $      3,942       $    143,876
2005.....................................            139,681               3,437            143,118
2006.....................................            139,599               1,689            141,288
2007.....................................            139,599               1,009            140,608
2008.....................................            139,599                 398            139,997
Thereafter...............................            727,993                 206            728,199
                                                ------------        ------------       ------------
                                                $  1,426,405        $     10,681       $  1,437,086
                                                ============        ============       ============

         Rent expense under leases with the Landlord, including the effect of the straight-lining of rents, was $140,813,000 for fixed rent and $24,453,000 for percentage rent for the year ended December 31, 2003, $140,973,000 for fixed rent and $12,786,000 for percentage rent for the year ended December 31, 2002 and $115,780,000 for fixed rent, net of the $25,469,000 contractual rent forgiveness, as discussed above, and $15,027,000 for percentage rent for the year ended December 31, 2001.

         Rent expense under operating leases with parties other than the Landlord was $8,041,000, $9,150,000, and $8,068,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

         At December 31, 2003, future minimum payments under capital leases are as follows:

               (amounts in thousands)
Year Ending December 31,
2004........................................  $     4,119
2005........................................        4,081
2006........................................        3,300
2007........................................        1,809
2008........................................          867
Thereafter..................................          651
                                              -----------
Total minimum obligations...................       14,827
Interest portion............................       (2,070)
                                              -----------
Present value of net minimum payments.......       12,757
Current portion.............................       (3,210)
                                              -----------
Long-term portion...........................  $     9,547
                                              ===========

         At December 31, 2003 and 2002, property leased under capital leases had a total cost of $20,636,000 and $15,776,000 and total accumulated depreciation of $7,800,000 and $5,287,000, respectively.

9.       SEVERANCE AND OTHER CHARGES

         In the year ended December 31, 2001, AmeriCold Logistics recorded a charge of $8,895,000 comprised of (i) severance and relocation costs associated with a management restructuring and (ii) expenses arising from the consolidation of a portion of the corporate office in Portland, Oregon into AmeriCold Logistics' Atlanta, Georgia headquarters. Severance related charges were for the termination of 199 employees, located primarily in the Atlanta and Portland offices. In 2002, AmeriCold Logistics reduced the charge by $949,000. At December 31, 2003, 50 of the original 199 employees had not been terminated. AmeriCold Logistics anticipates that the remaining 50 employees will be terminated during 2004. The other charges of $1,170,000 consisted primarily of a signing bonus, recruitment and other exit costs.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         These charges and the related liability are summarized below:

           (amounts in thousands)               Severance              Other             Total
                                               ------------        ------------       ------------
Charges......................................  $      7,725        $      1,170       $      8,895
Expenditures.................................          (961)             (1,170)            (2,131)
                                               ------------        ------------       ------------
  Liability at December 31, 2001.............         6,764                  --              6,764

Adjustment to severance charges..............          (949)                 --               (949)
Expenditures.................................        (3,598)                 --             (3,598)
                                               ------------        ------------       ------------
  Liability at December 31, 2002.............         2,217                  --              2,217

Expenditures.................................        (1,720)                 --             (1,720)
                                               ------------        ------------       ------------
  Liability at December 31, 2003.............  $        497        $         --       $        497
                                               ============        ============       ============

10.      COMMITMENTS AND CONTINGENCIES

         The Partnership and AmeriCold Logistics are from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Partnership's financial condition, results of operations or cash flows.

         At December 31, 2003, AmeriCold Logistics issued letters of credit for certain self-insured liabilities totaling $20,155,000. These letters of credit are secured by restricted cash.

11.      VALUATION AND QUALIFYING ACCOUNTS

         The changes in the allowance for doubtful accounts are summarized below:

                                           Balance at
                                          Beginning of         Charged to                            Balance at End of
      (amounts in thousands)                Period               Expense         Asset Write Offs         Period
                                          ------------        ------------       ----------------    -----------------
Year ended December 31,
2001...............................       $      3,502        $      2,653         $     (3,713)       $      2,442
2002...............................              2,442                 363                 (241)              2,564
2003...............................              2,564                 431                 (869)              2,126

12.      EMPLOYEE BENEFIT PLANS

         DEFINED BENEFIT PENSION AND POSTRETIREMENT PLANS: AmeriCold Logistics has defined benefit pension plans that cover substantially all employees, other than union employees covered by union pension plans under collective bargaining agreements. Benefits under these plans are based on years of credited service and compensation during the years preceding retirement, or on years of credited service and established monthly benefit levels. AmeriCold Logistics also has postretirement plans that provide life insurance coverage to eligible retired employees (collectively with the defined benefit plans, the "Plans"). AmeriCold Logistics expects to contribute $7,456,000 to the Plans in the year ending December 31, 2004.

         To develop the assumption for the long-term rate of return on assets, the Partnership considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the Plans' assets and the effect of periodic rebalancing, consistent with the Plans' investment strategies. The Partnership assumed a long-term rate of return of 8.5%. The Plans are invested to maximize return on the Plans' assets while minimizing risk by diversifying across a broad range of asset classes.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The allocations of the Plans' investments by fair value are as follows:

                                                              DECEMBER 31,
                                                       --------------------------
                                                       2003                  2002
                                                       ----                  ----
Domestic equities.........................              51%                   46%
International equities....................               5                     5
Fixed income securities...................              15                    17
Real estate...............................               9                    11
Hedge funds...............................              20                    21
                                                       ---                   ---
                                                       100%                  100%
                                                       ===                   ===

         In accordance with the Plans' investment strategies, assets are invested within the following target ranges:

Domestic equities...........................      40-60%
International equities......................       0-10
Fixed income securities.....................      10-20
Real estate.................................       0-15
Hedge funds.................................       0-30

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Actuarial information regarding the defined benefit pension plans and postretirement benefits other than pensions is as follows:

                                                                                DECEMBER 31, 2003
                                                            ----------------------------------------------------------
                                                                   Pension Benefits
                                                            ---------------------------------             Other
                                                             Retirement      National Service        Postretirement
          (amounts in thousands)                            Income Plan        Related Plan             Benefits
                                                            -----------        ------------             --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year................     $   (47,692)        $   (10,019)          $       (560)
Service cost...........................................          (2,848)               (228)                    (1)
Interest cost..........................................          (3,122)               (664)                   (38)
Actuarial loss........................................           (3,697)             (1,014)                    14
Curtailments..........................................               --                  --                     --
Plan amendments.......................................               --                 (61)                    55
Benefits paid..........................................           4,917                 531                     --
                                                            -----------         -----------           ------------
Benefit obligation at end of year......................     $   (52,442)        $   (11,455)          $       (530)
                                                            ===========         ===========           ============

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.........     $    27,202         $     7,743           $         --
Actual return on plan assets...........................           5,315               1,417                     --
Employer contributions.................................           7,098                  --                     --
Benefits paid..........................................          (4,917)               (531)                    --
                                                            -----------         -----------           ------------
Fair value of plan assets at end of year...............     $    34,698         $     8,629           $         --
                                                            ===========         ===========           ============

Funded status..........................................     $   (17,744)        $    (2,826)          $       (530)
Unrecognized actuarial loss (gain).....................          19,671               3,937                   (254)
Unrecognized prior service cost........................           1,023                 407                   (336)
                                                            -----------         -----------           ------------
Prepaid (accrued) benefit cost.........................     $     2,950         $     1,518           $     (1,120)
                                                            ===========         ===========           ============

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
    BALANCE SHEET CONSIST OF
Accrued benefit liability..............................     $    (9,503)        $    (2,826)          $     (1,120)
Intangible asset.......................................           1,030                 404                     --
Accumulated other comprehensive loss...................          11,423               3,940                     --
                                                            -----------         -----------           ------------
Net amount recognized..................................     $     2,950         $     1,518           $     (1,120)
                                                            ===========         ===========           ============

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
    DECEMBER 31, 2003
Discount rate..........................................            6.00%               6.00%                  6.00%
Expected return........................................            8.50                8.50                    N/A
Rate of compensation increase..........................            3.50                 N/A                    N/A

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                DECEMBER 31, 2002
                                                            ----------------------------------------------------------
                                                                   Pension Benefits
                                                            ---------------------------------
                                                             Retirement      National Service     Other Postretirement
          (amounts in thousands)                            Income Plan        Related Plan             Benefits
                                                            -----------        ------------             --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year................     $   (38,276)        $    (8,824)          $     (1,732)
Service cost...........................................          (2,524)               (211)                   (59)
Interest cost..........................................          (2,686)               (626)                  (122)
Actuarial loss........................................           (8,018)               (716)                  (136)
Curtailments..........................................               --                  --                  1,486
Plan amendments.......................................               (2)                (55)                    --
Benefits paid..........................................           3,814                 413                      3
                                                            -----------         -----------           ------------
Benefit obligation at end of year......................     $   (47,692)        $   (10,019)          $       (560)
                                                            ===========         ===========           ============

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.........     $    25,969         $     8,887           $         --
Actual return on plan assets...........................          (2,436)               (768)                    --
Employer contributions.................................           7,483                  37                      3
Benefits paid..........................................          (3,814)               (413)                    (3)
                                                            -----------         -----------           ------------
Fair value of plan assets at end of year...............     $    27,202         $     7,743           $         --
                                                            ===========         ===========           ============

Funded status..........................................     $   (20,490)        $    (2,275)          $       (560)
Unrecognized actuarial loss (gain).....................          19,936               3,975                   (222)
Unrecognized prior service cost........................           1,103                 369                   (338)
                                                            -----------         -----------           ------------
Prepaid (accrued) benefit cost.........................     $       549         $     2,069           $     (1,120)
                                                            ===========         ===========           ============

AMOUNTS RECOGNIZED IN THE CONSOLIDATED
    BALANCE SHEET CONSIST OF
Accrued benefit liability..............................     $   (13,809)        $    (2,275)          $     (1,120)
Intangible asset.......................................           1,111                 369                     --
Accumulated other comprehensive loss...................          13,247               3,975                     --
                                                            -----------         -----------           ------------
Net amount recognized..................................     $       549         $     2,069           $     (1,120)
                                                            ===========         ===========           ============

WEIGHTED-AVERAGE ASSUMPTIONS AS OF
    DECEMBER 31, 2002
Discount rate..........................................            6.75%               6.75%                  6.75%
Expected return........................................            9.00                9.00                    N/A
Rate of compensation increase..........................            4.00                 N/A                    N/A

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                           YEAR ENDING DECEMBER 31, 2003
                                                         -------------------------------------------------------------
                                                                   Pension Benefits
                                                         ------------------------------------
                                                         Retirement Income   National Service     Other Postretirement
          (amounts in thousands)                               Plan             Related Plan            Benefits
                                                            -----------         ------------            --------
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost.......................................         $     2,848         $       228           $          1
Interest cost......................................               3,122                 664                     38
Expected return on plan assets.....................              (2,512)               (643)                    --
Recognized net actuarial loss......................               1,159                 280                     (9)
Amortization of prior service cost.................                  81                  22                    (57)
                                                            -----------         -----------           ------------
                                                            $     4,698         $       551           $        (27)
                                                            ===========         ===========           ============

                                                                           YEAR ENDING DECEMBER 31, 2002
                                                         -------------------------------------------------------------
                                                                   Pension Benefits
                                                         ------------------------------------
                                                         Retirement Income   National Service     Other Postretirement
          (amounts in thousands)                               Plan             Related Plan            Benefits
                                                            -----------         ------------            --------
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost.......................................         $     2,524         $       211           $         59
Interest cost......................................               2,686                 626                    122
Expected return on plan assets.....................              (2,563)               (785)                    --
Recognized net actuarial loss......................                 504                 123                      2
Amortization of prior service cost.................                  81                  19                    (57)
                                                            -----------         -----------           ------------
                                                            $     3,232         $       194           $        126
                                                            ===========         ===========           ============

                                                                           YEAR ENDING DECEMBER 31, 2001
                                                         -------------------------------------------------------------
                                                                   Pension Benefits
                                                         ------------------------------------
                                                         Retirement Income   National Service     Other Postretirement
          (amounts in thousands)                               Plan             Related Plan            Benefits
                                                            -----------         ------------            --------
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost.......................................         $     2,977         $       223           $         55
Interest cost......................................               2,562                 632                    126
Expected return on plan assets.....................              (2,591)               (876)                    --
Recognized net actuarial loss......................                 186                  84                     15
Amortization of prior service cost.................                  81                   6                    (65)
                                                            -----------         -----------           ------------
                                                            $     3,215         $        69           $        131
                                                            ===========         ===========           ============

         During the year ended December 31, 2002, AmeriCold Logistics terminated certain postretirement healthcare and life insurance benefits for substantially all of the individuals previously covered by such benefit plans. As a result of the termination of these benefits, AmeriCold Logistics recognized a curtailment gain of $1,111,000. The benefits provided the individuals with a fixed dollar benefit for each year that the retired individuals were eligible to receive benefits. All increases in medical costs had previously been paid for by the individual and, therefore, no health care cost trend was assumed.

         VORNADO CRESCENT LOGISTICS OPERATING PARTNERSHIP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         MULTI-EMPLOYER PLANS: AmeriCold Logistics contributes to defined benefit multi-employer plans that cover substantially all union employees. Amounts charged to pension cost and contributed to the plans in the years ended December 31, 2003, 2002 and 2001 were $1,013,000, $999,000, and $1,235,000, respectively.

         PROFIT SHARING: AmeriCold Logistics has defined contribution employee benefit plans, which cover all eligible employees. The plans also allows contributions by plan participants in accordance with Section 401(k) of the Internal Revenue Code. Profit sharing expense for the years ended December 31, 2003, 2002 and 2001 was $7,130,000, $5,720,000 and $5,403,000, respectively.

         DEFERRED COMPENSATION: AmeriCold Logistics has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability, and also provide for survivor benefits in the event of death of the employee. AmeriCold Logistics charges expense for the accretion of the liability each year. The net expense (reversal) for all deferred compensation and supplemental retirement plans for the years ended December 31, 2003, 2002 and 2001 was $175,000, $95,000 and ($12,000), respectively.

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

   4.1      Specimen stock certificate (incorporated by reference to Exhibit 4.1      *
            of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-14525), as filed with the
            Commission on May 12, 2003)

EXHIBIT NO.
-----------
   4.2      Stockholder Protection Rights Agreement, dated as of May 29, 2002,        *
            between Vornado Operating Company and Wachovia Bank, National
            Association, as Rights Agent, including as Exhibit A the forms of
            Rights Certificate and of Election to Exercise (incorporated by reference to Exhibit 1 of the Company's Registration Statement on
            Form 8-A, dated June 5, 2002 (File No. 001-14525), as filed with the
            Commission on June 5, 2002)

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

   10.8     Second Amendment to Master Lease Agreement, effective as of February      *
            22, 2001, between URS Real Estate, L.P. and AmeriCold Logistics, LLC
            (incorporated by reference to Exhibit 10.7(A) of the Company's
            Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
            (File No. 001-14525), as filed with the Commission on May 11, 2001)

   10.9     Assignment and Assumption of Master Lease, dated as of March 11,          *
            1999, between URS Logistics, Inc. and AmeriCold Logistics II, LLC
            (incorporated by reference to Exhibit 10.4 of the Company's Current
            Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

EXHIBIT NO.
-----------
   10.10    Master Lease Agreement, dated as of April 22, 1998, between               *
            AmeriCold Real Estate, L.P., as Landlord and AmeriCold
            Corporation, as Tenant (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K/A, dated March 12, 1999
            (File No. 001-14525), as filed with the Commission on May 26, 1999)

   10.11    First Amendment to Master Lease Agreement, dated as of March 10,          *
            1999, between AmeriCold Real Estate, L.P. and AmeriCold Logistics,
            LLC (incorporated by reference to Exhibit 10.6 of the Company's
            Current Report on Form 8-K/A, dated March 12, 1999 (File No.
            001-14525), as filed with the Commission on May 26, 1999)

   10.12    Second Amendment to Master Lease Agreement, effective as of February      *
            22, 2001, between AmeriCold Real Estate, L.P. and AmeriCold
            Logistics, LLC (incorporated by reference to Exhibit 10.10(A) of the
            Company's Quarterly Report on Form 10-Q for the quarter ended March
            31, 2001 (File No. 001-14525), as filed with the Commission on May
            11, 2001)

   10.13    Assignment and Assumption of Master Lease, dated as of February 28,       *
            1999, between AmeriCold Corporation and AmeriCold Logistics, LLC
            (incorporated by reference to Exhibit 10.7 of the Company's Current
            Report on Form 8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the Commission on May 26, 1999)

   10.14    Master Lease Agreement, dated as of March 11, 1999, between URS           *
            Logistics, Inc., as landlord, and AmeriCold Logistics II, LLC, as
            Tenant (incorporated by reference to Exhibit 10.8 of the Company's
            Current Report on Form 8-K/A, dated March 12, 1999 (File No.
            001-14525), as filed with the Commission on May 26, 1999)

   10.15    Amendment to Master Lease Agreement, dated as of November 30, 1999,       *
            between URS Logistics, Inc., and AmeriCold Logistics, LLC.
            (incorporated by reference to Exhibit 10.12(A) of the Company's
            Annual Report on Form 10-K for the year ended December 31, 2001
            (File No. 001-14525), as filed with the Commission on March 14,
            2002)

   10.16    Second Amendment to Master Lease Agreement, effective as of February      *
            22, 2001, between AmeriCold Corporation, as successor to URS
            Logistics, Inc., and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.12(A) of the Company's Quarterly Report on
            Form 10-Q for the quarter ended March 31, 2001 (File No.
            001-14525), as filed with the Commission on May 11, 2001)

   10.17    Third Amendment to Master Lease Agreement, dated as of December 27,       *
            2001, between AmeriCold Corporation, as successor to URS
            Logistics, Inc., and AmeriCold Logistics, LLC (incorporated by reference to Exhibit 10.12(C) of the Company's Annual Report on Form
            10-K for the year ended December 31, 2001 (File No. 001-14525), as filed with the Commission on March 14, 2002)

   10.18    Master Lease Agreement, dated as of February 28, 1999, between            *
            AmeriCold Corporation, as Landlord, and AmeriCold Logistics, LLC,
            as Tenant (incorporated by reference to Exhibit 10.9 of the
            Company's Current Report on Form 8-K/A, dated March 12, 1999 (File
            No. 001-14525), as filed with the Commission on May 26, 1999)

EXHIBIT NO.
-----------
   10.19    Amendment to Master Lease Agreement, dated November 30, 1999,             *
            between AmeriCold Corporation and AmeriCold Logistics, LLC
            (incorporated by reference to Exhibit 10.13(A) of the Company's
            Annual Report on Form 10-K for the year ended December 31, 2001
            (File No. 001-14525), as filed with the Commission on March 14,
            2002)

   10.20    Second Amendment to Master Lease Agreement, effective February 22,        *
            2001, between AmeriCold Corporation and AmeriCold Logistics, LLC
            (incorporated by reference to Exhibit 10.13(A) of the Company's
            Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
            (File No. 001-14525), as filed with the Commission on May 11, 2001)

   10.21    Third Amendment to Master Lease Agreement, dated as of December 27,       *
            2001, between AmeriCold Corporation and AmeriCold Logistics, LLC
            (incorporated by reference to Exhibit 10.13(C) of the Company's
            Annual Report on Form 10-K for the year ended December 31, 2001
            (File No. 001-14525), as filed with the Commission on March 14,
            2002)

   10.22    Master Lease Agreement, dated as of March 11, 1999, between each of       *
            the entities listed on Exhibit A thereto, collectively as
            Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form
            8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the
            Commission on May 26, 1999)

   10.23    Amendment to Master Lease Agreement, dated as of November 30, 1999,       *
            by and among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC
            (incorporated by reference to Exhibit 10.14(A) of the Company's
            Annual Report on Form 10-K for the year ended December 31, 2001
            (File No. 001-14525), as filed with the Commission on March 14,
            2002)

   10.24    Second Amendment to Master Lease Agreement, dated as of March 22,         *
            2000, among each of the entities identified on Exhibit A thereto, collectively as Landlord, and AmeriCold Logistics, LLC, as Tenant
            (incorporated by reference to Exhibit 10.14(A) of the Company's
            Quarterly Report on Form 10-Q for the quarter ended March 31, 2000
            (File No. 001-14525), as filed with the Commission on May 9, 2000)

   10.25    Third Amendment to Master Lease Agreement, effective as of February       *
            22, 2001, by and among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC
            (incorporated by reference to Exhibit 10.14(B) of the Company's
            Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
            (File No. 001-14525), as filed with the Commission on May 11, 2001)

   10.26    Fourth Amendment to Master Lease Agreement, dated as of December 27,      *
            2001, by and among each of the entities listed on Exhibit A to the lease, or their successors thereto, and AmeriCold Logistics, LLC
            (incorporated by reference to Exhibit 10.14(D) of the Company's
            Annual Report on Form 10-K for the year ended December 31, 2001
            (File No. 001-14525), as filed with the Commission on March 14,
            2002)

EXHIBIT NO.
-----------
   10.27    Master Lease Agreement, dated as of March 11, 1999, between VC Omaha      *
            Holdings, L.L.C. and Carmar Freezers Thomasville L.L.C., together as
            Landlord, and AmeriCold Logistics, LLC, as Tenant (incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form
            8-K/A, dated March 12, 1999 (File No. 001-14525), as filed with the
            Commission on May 26, 1999)

   10.28    Amendment to Master Lease Agreement, dated as of November 30, 1999,       *
            between VC Omaha Holdings, L.L.C., and Carmar Freezers Thomasville
            L.L.C., together as Landlord, and AmeriCold Logistics, LLC
            (incorporated by reference to Exhibit 10.15(A) of the Company's
            Annual Report on Form 10-K for the year ended December 31, 2001
            (File No. 001-14525), as filed with the Commission on March 14,
            2002)

   10.29    Second Amendment to Master Lease Agreement, effective as of February      *
            22, 2001, between VC Omaha Holdings, L.L.C., and Carmar Freezers
            Thomasville L.L.C, together as Landlord, and AmeriCold Logistics,
            LLC (incorporated by reference to Exhibit 10.15(A) of the Company's
            Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
            (File No. 001-14525), as filed with the Commission on May 11, 2001)

   10.30    Third Amendment to Master Lease Agreement, dated as of December 27,       *
            2001, between VC Omaha Holdings, L.L.C., and Carmar Freezers
            Thomasville L.L.C., together as Landlord, and AmeriCold Logistics,
            LLC (incorporated by reference to Exhibit 10.15(C) of the Company's
            Annual Report on Form 10-K for the year ended December 31, 2001
            (File No. 001-14525), as filed with the Commission on March 14,
            2002)

   10.31    Amended and Restated Limited Liability Company Agreement of               *
            Transportal Network, LLC, a Delaware Limited Liability Company
            (incorporated by reference to Exhibit 10.17 of the Company's
            Quarterly Report on Form 10-Q for the period ended June 30, 2000
            (File No. 001-14525), as filed with the Commission on August 7,
            2000)

   10.32    Consolidation of Master Lease Agreements, dated as of January 23,         *
            2002, made among (i) VC Omaha Holdings L.L.C., and Carmar Freezers
            Thomasville L.L.C., together as Landlord I, (ii) VC Freezer
            Amarillo, L.P., VC Freezer Fremont L.L.C., VC Freezer Garden City
            L.L.C., VC Freezer Phoenix, L.L.C., VC Freezer Sioux Falls L.L.C.,
            VC Freezer Springdale L.L.C., VC Freezer Russellville L.L.C., VC
            Freezer Texarkana L.L.C., Carmar Freezers Russellville L.L.C., VC
            Freezer Fort Worth L.L.C., AmeriCold Corporation, VC Freezer
            Kentucky L.L.C., VC Freezer Massillon, L.L.C., VC Freezer Strasburg
            L.L.C., VC Freezer Babcock L.L.C., together as Landlord II, (iii)
            AmeriCold Corporation as Landlord III, and (iv) AmeriCold Logistics,
            LLC as tenant (incorporated by reference to Exhibit 10.18 of the
            Company's Quarterly Report on Form 10-Q for the period ended March
            31, 2002 (File No. 001-14525), as filed with the Commission on May
            2, 2002)

   10.33    Secured Promissory Note from AmeriCold Logistics, LLC to Vornado          *
            Operating L.P., effective as of March 11, 2002 (incorporated by reference to Exhibit 10.33 of the Company's Quarterly Report on Form
            10-Q for the period ended September 30, 2002 (File No. 001-14525), as filed with the Commission on November 14, 2002).

EXHIBIT NO.
-----------
   10.34    Security Agreement by and between AmeriCold Logistics, LLC and            *
            Vornado Operating L.P., dated March 11, 2002 (incorporated by reference to Exhibit 10.34 of the Company's Quarterly Report on Form
            10-Q for the period ended September 30, 2002 (File No. 001-14525), as filed with the Commission on November 14, 2002)

   10.35    Consent of Vornado Operating L.P. and COPI Cold Storage L.L.C.,           *
            dated November 5, 2002 (incorporated by reference to Exhibit 10.35 of the Company's Quarterly Report on Form 10-Q for the period ended
            September 30, 2002 (File No. 001-14525), as filed with the
            Commission on November 14, 2002)

   10.36    Promissory Note from AmeriCold Logistics, LLC to Vornado Operating        *
            L.P., dated June 6, 2001 (incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-K for the year ended
            December 31, 2002 (File No. 001-14525), as filed with the Commission on March 25, 2003)

   10.37    Guaranty by AmeriCold Logistics, LLC and the other guarantors listed      *
            therein, in favor of Vornado Operating L.P. and the other lenders listed therein, dated June 6, 2001 (incorporated by reference to
            Exhibit 10.37 of the Company's Annual Report on Form 10-K for the
            year ended December 31, 2002 (File No. 001-14525), as filed with the
            Commission on March 25, 2003)

   10.38    Security Agreement by AmeriCold Logistics, LLC and the other              *
            pledgors listed therein, in favor of Vornado Operating L.P. and the other lenders listed therein, dated June 6, 2001 (incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form
            10-K for the year ended December 31, 2002 (File No. 001-14525), as filed with the Commission on March 25, 2003)

   10.39    First Allonge and Amendment to Promissory Note by and between             *
            AmeriCold Logistics, LLC, Vornado Operating L.P. and the
            guarantors listed therein, effective as of March 11, 2002
            (incorporated by reference to Exhibit 10.39 of the Company's Annual
            Report on Form 10-K for the year ended December 31, 2002 (File No.
            001-14525), as filed with the Commission on March 25, 2003)

   10.40    Purchase Agreement by and between Vornado Crescent Carthage and KC        *
            Quarry L.L.C. and AmeriCold Logistics, LLC, dated December 31,
            2002 (incorporated by reference to Exhibit 10.40 of the Company's
            Annual Report on Form 10-K for the year ended December 31, 2002
            (File No. 001-14525), as filed with the Commission on March 25,
            2003)

   10.41    Deferred Rent Agreement between Crescent Real Estate Equities             *
            Company and Vornado Realty Trust, as Landlord, and AmeriCold
            Logistics, LLC, as Tenant, dated March 7, 2003 (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form
            10-K for the year ended December 31, 2002 (File No. 001-14525), as filed with the Commission on March 25, 2003)

   10.42    First Amendment to Master Lease Agreement No. 1, dated as of March 2,
            2004, between ART Mortgage Borrower, L.P., as Landlord, and AmeriCold
            Logistics, LLC, as Tenant

   10.43    First Amendment to Master Lease Agreement No. 2, dated as of March 2,
            2004, between AmeriCold Realty Trust, as Landlord, and AmeriCold
            Logistics, LLC, as Tenant

   10.44 Third Amendment to Master Lease Agreement, dated as of March 2, 2004, between AmeriCold Realty Trust, as Landlord, and AmeriCold Logistics,
            LLC, as Tenant

   10.45 Third Amendment to Master Lease Agreement, dated as of March 2, 2004, between AmeriCold Realty Trust, as Landlord, and AmeriCold Logistics,
            LLC, as Tenant

   21       Subsidiaries of Vornado Operating Company

   23       Consent of Deloitte & Touche LLP

   31.1     Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer

   31.2     Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer

EXHIBIT NO.
-----------
   32.1     Section 1350 certification of the Chief Executive Officer

   32.2     Section 1350 certification of the Chief Financial Officer

--------------------------
*           Incorporated by reference.