Form 10-K/A
period 2003-12-31
VORNADO OPERATING CO
filed 2004-04-22
CIK 1050080

                                                        EXHIBIT INDEX ON PAGE 13

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  DECEMBER 31, 2003
                          ------------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------    -------------------------

Commission file number 001-14525
                      ----------------------------------------------------------

                            VORNADO OPERATING COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  22-3569068
--------------------------------------------         ---------------------------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                   Identification No.)

  210 ROUTE 4 EAST, PARAMUS, NEW JERSEY                      07652
--------------------------------------------         ---------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (201) 587-7721
                                                    ----------------------------


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

As of April 16, 2004, there were 4,068,924 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                EXPLANATORY NOTE

      This Form 10-K/A amends: Item 10. Directors and Executive Officers of the Registrant; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item
13. Certain Relationships and Related Transactions; and Item 14. Principal Accountant Fees and Services of Part III of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 to include information which the Company originally intended to incorporate by reference to portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2004.

      Therefore, Items 10, 11, 12, 13 and 14 of Part III are replaced in their entirety with the revised Items set forth herein. No other amendments have been made to the Form 10-K for the year ended December 31, 2003. Certain information in this first amendment to the Form 10-K is as of April 16, 2004, the record date for the determination of stockholders entitled to notice of and to vote at the annual meeting of stockholders to be held on May 27, 2004. Otherwise, the Form 10-K has not been updated for any events that occurred subsequent to the date of the filing of the Form 10-K.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      Vornado Operating Company's (the "Company") Board of Directors has six members. The Company's restated certificate of incorporation provides that the directors of the Company be divided into three classes, as nearly equal in number as reasonably possible, as determined by the Board. The term of office of Class III directors will expire at the annual meeting of stockholders in 2004, the term of office of Class I directors will expire at the annual meeting of stockholders in 2005 and the term of office of Class II directors will expire at the annual meeting of stockholders in 2006, with each class of directors to hold office until their successors have been duly elected and qualified. At each annual meeting of stockholders, directors elected to succeed the directors whose terms expire at such annual meeting shall be elected to hold office for a term expiring at the annual meeting of stockholders in the third year following the year of their election and until their successors have been duly elected and qualified.

      The following table sets forth the nominees for election to serve as directors until the annual meeting of stockholders in 2007 (both of whom are presently members of the Board) and the other present members of the Board.

                                                      YEAR
                                                      TERM              YEAR FIRST
                                                      WILL               APPOINTED
             NAME                  AGE               EXPIRE             AS DIRECTOR
Nominees for Election to Serve as Directors Until the Annual Meeting in 2007
Steven Roth                         62                2004                 1998
Michael D. Fascitelli               47                2004                 1998

Present Directors Elected to Serve Until the Annual Meeting in 2005
Douglas H. Dittrick                 70                2005                 1998
Dr. Richard R. West                 66                2005                 1998

Present Directors Elected to Serve Until the Annual Meeting in 2006
Martin N. Rosen                     62                2006                 1998
Russell B. Wight, Jr.               64                2006                 1998

      Mr. Roth is Chairman of the Board and Chief Executive Officer of the Company. Mr. Roth has been Chairman of the Board and Chief Executive Officer of Vornado Realty Trust ("Vornado") (a real estate investment trust) since May 1989 and Chairman of the Executive Committee of the Board of Trustees of Vornado since April 1980. Since 1968, he has been a general partner of Interstate Properties ("Interstate") (an owner of shopping centers and an investor in securities and partnerships) and, more recently, he has been its Managing General Partner. In March 1995, he became Chief Executive Officer of Alexander's, Inc. ("Alexander's") (a real estate investment trust). Mr. Roth is also a director of Alexander's and of Capital Trust, Inc. (a real estate lender).

      Mr. Fascitelli is President of the Company. Mr. Fascitelli has been the President and a trustee of Vornado, and a director of Alexander's, since December 1996. Mr. Fascitelli has been the President of Alexander's since August 2000. From December 1992 to December 1996, Mr. Fascitelli was a partner at Goldman Sachs & Co. (an investment banking firm) in charge of its real estate practice and was a vice president prior thereto.

      Mr. Dittrick has been the President and Chief Executive Officer of Douglas Communications Corporation II (a cable television company) since July 1986. Prior to July 1986, Mr. Dittrick was the President and Chief Executive Officer of Tribune Cable Communications, a cable television subsidiary of Tribune Company, which was sold in 1986. Mr. Dittrick is the Chairman of the Board of Trustees of Valley Health Systems in Ridgewood, New Jersey.

      Dr. West is Dean Emeritus of the Leonard N. Stern School of Business at New York University. He was a professor there from September 1984 until September 1995 and Dean from September 1984 until August 1993. Prior thereto, Dr. West was Dean of the Amos Tuck School of Business Administration at Dartmouth College. Dr. West is also a trustee of Vornado and a director of Alexander's, Bowne & Co., Inc. (a commercial printing company) and 20 investment companies managed by Merrill Lynch Investment Managers.

      Mr. Rosen has been the President of United Yarn Products Co., Inc. (a manufacturer of synthetic fiber) since 1970. Mr. Rosen is a board member of the YM-YWHA of North Jersey and the Daughters of Miriam Home for the Aged Foundation.

      Mr. Wight has been a general partner of Interstate since 1968. Mr. Wight is also a trustee of Vornado and a director of Alexander's.

      The Company is not aware of any family relationships among any directors or executive officers of the Company or persons nominated or chosen by the Company to become directors or executive officers. Messrs. Roth and Wight are affiliated with each other as general partners of Interstate and through other businesses.

Audit Committee

      The Board of Directors has an Audit Committee. Its purposes are to (i) assist the Board in its oversight of (a) the integrity of the Company's financial statements, (b) the Company's compliance with legal and regulatory requirements, (c) the independent auditors' qualifications and independence, and
(d) the performance of the independent auditors and the Company's internal audit function; and (ii) prepare an Audit Committee report as required by the Securities and Exchange Commission ("SEC") for inclusion in the Company's annual proxy statement. The function of the Audit Committee is oversight. The management of the Company is responsible for the preparation, presentation and integrity of the Company's financial statements and for the effectiveness of internal control over financial reporting. Management is responsible for maintaining appropriate accounting and financial reporting principles and policies and internal controls and procedures that provide for compliance with accounting standards and applicable laws and regulations. The independent auditors are responsible for planning and carrying out a proper audit of the Company's annual financial statements, reviews of the Company's quarterly financial statements prior to the filing of each Quarterly Report on Form 10-Q, annually auditing management's assessment of the effectiveness of internal control over financial reporting (commencing the fiscal year ending December 31, 2004) and other procedures. The Board has adopted a written Audit Committee Charter which is available on the Company's website, www.vornadoopco.com. The Audit Committee consists of three members, Messrs. Dittrick, Rosen and West. Mr. Dittrick is the Chairman of the Audit Committee.

      The Board has determined that each of Mr. Dittrick and Dr. West is an "audit committee financial expert," as defined by SEC Regulation S-K. The Board reached this conclusion based on each such director's relevant experience, as described above under "Directors."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of, and transactions in, our equity securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish us with copies of all
Section 16(a) reports they file.

      Based solely on a review of the Forms 3, 4 and 5, and any amendments thereto, furnished to us, and on written representations from certain reporting persons, we believe that there has been only one late filing under Section 16(a) by our directors, executive officers and 10% stockholders in the year ended December 31, 2003; this is a Form 4 for one transaction that was not filed on a timely basis by Douglas H. Dittrick.

CODE OF ETHICS

      The Company has adopted a code of business conduct and ethics that applies to each of its Chief Executive Officer and Executive Vice President and Chief Financial Officer, among others. The code is posted on the Company's website at www.vornadoopco.com. The Company intends to satisfy its disclosure obligation regarding amendments and waivers of this code applicable to its Chief Executive Officer and Executive Vice President and Chief Financial Officer by posting such information on its website at www.vornadoopco.com.

EXECUTIVE OFFICERS

      For information concerning the executive officers of the Company, see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

      The Company's Chief Executive Officer and each of its two other executive officers who were executive officers in 2003

("Covered Executives") have not received compensation from or on behalf of the Company since its formation, except for options and stock appreciation rights ("SARs") that were granted in 1998.

      The following table summarizes all exercises of options and SARs during 2003 and the number and value of options and SARs held at December 31, 2003 by the Covered Executives.

  AGGREGATED OPTION/SAR EXERCISES IN 2003 AND FISCAL YEAR END OPTION/SAR VALUES

                                                         NUMBER OF
                                                         SECURITIES            VALUE OF
                                                         UNDERLYING           UNEXERCISED
                            SHARES                      UNEXERCISED          IN-THE-MONEY
                           ACQUIRED                   OPTIONS/SARS AT       OPTIONS/SARS AT
                              ON          VALUE         12/31/03(#)           12/31/03($)
                           EXERCISE     REALIZED        EXERCISABLE/         EXERCISABLE/
          NAME                (#)          ($)         UNEXERCISABLE         UNEXERCISABLE
          ----                ---          ---         -------------         -------------
Steven Roth                    --           --           205,000/0               0/0
Michael D. Fascitelli          --           --           200,000/0               0/0
Joseph Macnow                  --           --           20,000/0                0/0

COMPENSATION OF DIRECTORS

      Messrs. Roth, Fascitelli and Wight each receive compensation from the Company at a rate of $25,000 per year for serving as a director of the Company. Messrs. West, Dittrick and Rosen each receive compensation from the Company at a rate of $50,000 per year for serving as a director of the Company. Messrs. West, Dittrick and Rosen's annual retainers are reflective of their membership on the Audit Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Company has a Compensation Committee, consisting of Dr. West and Mr. Rosen. There are no interlocking relationships involving the Company's Board which require disclosure under the executive compensation rules of the SEC.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Compensation Committee of the Board is responsible for establishing the terms of the compensation of the executive officers and the granting of awards under the Company's Omnibus Stock Plan. None of the Company's executive officers received compensation from or on behalf of the Company in 2003.

      The factors and criteria which the Compensation Committee utilizes in establishing the compensation of the Company's executive officers include an evaluation of the Company's overall financial and business performance, the officer's overall leadership, management, and contributions to the Company's acquisitions or investments. The Compensation Committee also considers the compensation provided in the prior year and estimates of compensation to be provided by similar companies in the current year. The primary objective of the Compensation Committee in establishing the terms of the executive officers' compensation is to provide strong financial incentives for the executive officers to maximize stockholder value. The Compensation Committee believes that the best way to accomplish this objective is to grant substantial awards on a fixed share basis without adjusting the number of shares granted to offset changes in the Company's stock price.

      Section 162(m) of the Internal Revenue Code, which was adopted in 1993, provides that, in general, publicly traded companies may not deduct, in any taxable year, compensation in excess of $1,000,000 paid to the company's chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year which is not "performance based," as defined in
Section 162(m). Options granted under the Omnibus Stock Plan to date satisfy the performance-based requirements under the final regulations issued with respect to Section 162(m).

                                                         DR. RICHARD R. WEST
                                                         MARTIN N. ROSEN

PERFORMANCE GRAPH

      The following graph compares the performance of the Company's common stock, par value $0.01 per share, ("Shares") with the performance of the Russell 2000 Index and the NASDAQ Industrial Index, a peer group index. The graph assumes that $100 was invested on December 31, 1998 in each of the Company's Shares, the Russell 2000 Index and the NASDAQ Industrial Index, and that all dividends were reinvested without the payment of any commission. THERE CAN BE NO ASSURANCE THAT THE PERFORMANCE OF THE COMPANY'S SHARES WILL CONTINUE IN LINE WITH THE SAME OR SIMILAR TRENDS DEPICTED IN THE GRAPH BELOW.

                            [PERFORMANCE LINE GRAPH]


                                            12/31/98    12/31/99   12/31/00   12/31/01   12/31/02   12/31/03
                                            --------    --------   --------   --------   --------   --------
 Vornado Operating Company                     100         74         26          6          6          5
 Russell 2000 Index                            100        121         118        121        96         144
 NASDAQ Industrial Index                       100        158         127        128        102        148



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      A summary of the Company's equity compensation plans follows.

                      Equity Compensation Plan Information

                                    Number of securities                                  Number of securities
                                     to be issued upon                                 remaining available for
                                        exercise of            Weighted-average         future issuance under
                                    outstanding options,      exercise price of       equity compensation plans
                                    warrants and rights      outstanding options,       (excluding securities
          Plan Category                     (a)               warrants and rights      reflected in column (a))

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

PRINCIPAL SECURITY HOLDERS

      The following table sets forth the number of Shares and units of limited partnership interest ("Units") in Vornado Operating L.P., a Delaware limited partnership ("Company L.P."), as of April 16, 2004, beneficially owned by (i) each person who holds more than a 5% interest in the Company, (ii) directors of the Company, (iii) named executive officers of the Company and (iv) the directors and executive officers of the Company as a group.

                                                                      NUMBER OF
                                                                      SHARES OF
                                                                     COMMON STOCK                    PERCENT OF
                                                 ADDRESS OF           AND UNITS       PERCENT OF     ALL SHARES
                                                 BENEFICIAL          BENEFICIALLY     ALL SHARES     AND UNITS
        NAME OF BENEFICIAL OWNER                   OWNER               OWNED(1)         (1)(2)         (1)(2)
        ------------------------                   -----               --------         ------         ------
NAMED EXECUTIVE OFFICERS AND DIRECTORS
Steven Roth(3)(4).....................              (5)                 726,295          6.9%          16.1%
Russell B. Wight, Jr.(3)(6)...........              (5)                 674,640          5.6%          14.9%
Michael D. Fascitelli(7)..............              (5)                 245,977          5.8%           5.2%
Douglas H. Dittrick(7)................              (5)                  25,000            *              *
Martin N. Rosen(7)....................              (5)                  15,000            *              *
Dr. Richard R. West(7)(8).............              (5)                  31,150            *              *
Joseph Macnow(7)(9)...................              (5)                  23,750            *              *
All executive officers and directors
  as a group (seven persons)(7).......              (5)               1,094,662         14.9%          22.9%
OTHER BENEFICIAL OWNERS
David Mandelbaum(3)...................              (5)                 663,099          5.3%          14.7%
Interstate Properties(3)..............              (5)                 647,150          4.9%          14.3%
Gregg Frankel(10).....................          37 Water Street         333,800          8.2%           7.4%
                                               Lebanon, NJ 08833

----------

*     Less than 1%.

(1) Unless otherwise indicated, each person is the direct owner of, and has sole voting power and sole investment power with respect to, such Shares and Units. Numbers and percentages in the table are based on 4,068,924 Shares and 447,017 Units outstanding as of April 16, 2004.

(2) The total number of Shares and Units outstanding used in calculating this percentage assumes that all Shares that each person has the right to acquire within 60 days, pursuant to the exercise of options, are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person.

(3) Interstate, a partnership of which Messrs. Roth, Wight and Mandelbaum are the general partners, owns 200,133 Shares and 447,017 Units. Interstate has the right to have its Units redeemed by Company L.P. either for (a) cash in an amount equal to the fair market value, at the time of redemption, of 447,017 shares of Common Stock or (b) 447,017 shares of Common Stock, in each case as selected by the Company and subject to customary anti-dilution adjustments. Messrs. Roth, Wight and Mandelbaum share voting power and investment power with respect to these Shares and Units.

(4) Includes 4,145 Shares owned by the Daryl and Steven Roth Foundation, over which Mr. Roth holds sole voting power and sole investment power. Does not include 1,800 Shares owned by Mr. Roth's wife, as to which Mr. Roth disclaims any beneficial interest.

(5) The address of such person(s) is c/o Vornado Operating Company, 210 Route 4 East, Paramus, New Jersey 07652.

(6) Includes 4,690 Shares owned by the Wight Foundation, over which Mr. Wight holds sole voting power and sole investment power.

(7) The number of Shares beneficially owned by the following persons includes the number of Shares indicated due to vesting of options: Michael D. Fascitelli -- 200,000; Douglas H. Dittrick -- 15,000; Martin N. Rosen -- 15,000; Dr. Richard R. West -- 15,000; Joseph Macnow -- 20,000; and all directors and executive officers as a group -- 265,000.

(8)   Dr. West and his wife own 150 of these Shares jointly.

(9)   Mr. Macnow and his wife own 3,750 of these Shares jointly.

(10) Based on a Schedule 13G filed on May 2, 2002, Gregg Frankel has the sole power to vote or to direct the vote of, and the sole power to dispose or to direct the disposition of, 333,800 Shares. 141,300 of the 333,800 Shares are held in accounts for Mr. Frankel's minor children.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

VORNADO AGREEMENT

      The Company and Vornado Realty Trust ("Vornado") have entered into an agreement (the "Vornado Agreement") pursuant to which, among other things, (a) Vornado will under certain circumstances offer the Company an opportunity to become the lessee of certain real property owned now or in the future by Vornado (under mutually satisfactory lease terms) and (b) the Company will not make any real estate investment or other REIT-Qualified Investment, as defined below, unless it first offers Vornado the opportunity to make such investment and Vornado has rejected that opportunity.

      More specifically, the Vornado Agreement requires, subject to certain terms, that Vornado provide the Company with an opportunity (a "Tenant Opportunity") to become the lessee of any real property owned now or in the future by Vornado if Vornado determines in its sole discretion that, consistent with Vornado's status as a real estate investment trust ("REIT"), it is required to enter into a "master" lease arrangement with respect to such property and that the Company is qualified to act as lessee thereof. In general, a master lease arrangement is an arrangement pursuant to which an entire property or project (or a group of related properties or projects) is leased to a single lessee. Under the Vornado Agreement, the Company and Vornado will negotiate with each other on an exclusive basis for 30 days regarding the terms and conditions of the lease in respect of each Tenant Opportunity. If a mutually satisfactory agreement cannot be reached within the 30-day period, Vornado may for a period of one year thereafter enter into a binding agreement with respect to such Tenant Opportunity with any third party on terms no more favorable to the third party than the terms last offered to the Company. If Vornado does not enter into a binding agreement with respect to such Tenant Opportunity within such one-year period, Vornado must again offer the Tenant Opportunity to the Company in accordance with the procedures specified above prior to offering such Tenant Opportunity to any other party.

      In addition, the Vornado Agreement prohibits the Company from making (i) any investment in real estate (including the provision of services related to real estate, real estate mortgages, real estate derivatives or entities that invest in the foregoing) or (ii) any other REIT-Qualified Investment, unless it has provided written notice to Vornado of the material terms and conditions of the investment opportunity and Vornado has determined not to pursue such investment either by providing written notice to the Company rejecting the opportunity within ten days from the date of receipt of notice of the opportunity or by allowing such ten-day period to lapse. As used herein, "REIT-Qualified Investment" means an investment from which at least 95% of the gross income would qualify under the 95% gross income test set forth in Section 856(c)(2) of the Internal Revenue Code of 1986, as amended (the "Code") (or could be structured to so qualify), and the ownership of which would not cause Vornado to violate the asset limitations set forth in Section 856(c)(4) of the Code (or could be structured not to cause Vornado to violate the Section 856(c)(4) limitations); provided, however, that "REIT-Qualified Investment" does not include an investment in government securities, cash or cash items (as defined for purposes of Section 856(c)(4) of the Code), money market funds, certificates of deposit, commercial paper having a maturity of not more than 90 days, bankers' acceptances or the property transferred to the Company by Vornado. The Vornado Agreement also requires the Company to assist Vornado in structuring and consummating any such investment which Vornado elects to pursue, on terms determined by Vornado. In addition, the Company has agreed to notify Vornado of, and make available to Vornado, investment opportunities developed by the Company or of which the Company becomes aware but is unable or unwilling to pursue.

      Under the Vornado Agreement, Vornado provides the Company with certain administrative, corporate, accounting, financial, insurance, legal, tax, data processing, human resources and operational services. Also, Vornado makes available to the Company, at Vornado's offices, space for the Company's principal corporate office. For these services, the Company compensates Vornado in an amount determined in good faith by Vornado as the amount an unaffiliated third party would charge the Company for comparable services and reimburses Vornado for certain costs incurred and paid to third parties on behalf of the Company. For such services, the Company paid $330,000 for the year ended December 31, 2003.

      Vornado and the Company each have the right to terminate the Vornado Agreement if the other party is in material default of the Vornado Agreement or upon 90 days written notice to the other party at any time after December 31, 2003. In addition, Vornado has the right to terminate the Vornado Agreement upon a change in control of the Company.

      The Company's charter specifies that one of its corporate purposes is to perform under the Vornado Agreement and, for so long as the Vornado Agreement remains in effect, prohibits the Company from making any real estate investment or other REIT-Qualified Investment without first offering the opportunity to Vornado in the manner specified in the Vornado Agreement.

THE COMPANY'S MANAGEMENT

      Messrs. Roth, Fascitelli, West and Wight are directors of the Company and trustees of Vornado. Mr. Roth is the Chairman of the Board and Chief Executive Officer of the Company and of Vornado. Mr. Fascitelli is the President of the Company and of Vornado. Certain other members of the Company's senior management hold corresponding positions with Vornado.

VORNADO OPERATING L.P.

      The Company holds its assets and conducts its business through Company L.P. The Company is the sole general partner of and as of April 16, 2004, owned a 90.1% partnership interest in Company L.P. All references to the Company refer to Vornado Operating Company and its subsidiaries including Company L.P.

      The remaining 9.9% partnership interest in Company L.P., or 447,017 Units, is owned by Interstate. Interstate's partners are Steven Roth (Chairman of the Board and Chief Executive Officer of Vornado and the Company), David Mandelbaum (a trustee of Vornado) and Russell B. Wight, Jr. (a trustee of Vornado and a director of the Company). Interstate has the right to have its limited partnership interest in Company L.P. redeemed by Company L.P. either for (a) cash in an amount equal to the fair market value, at the time of redemption, of 447,017 shares of Common Stock or (b) 447,017 shares of Common Stock, in each case as selected by the Company and subject to customary anti-dilution adjustments. As of April 16, 2004, Interstate and its partners owned approximately 11.1% of the common shares of beneficial interest of Vornado and approximately 7.9% of the Company's Common Stock.

REVOLVING CREDIT AGREEMENT

      The Company has a $75,000,000 unsecured Revolving Credit Agreement with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (4.12% at December 31, 2003). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; for the year ended December 31, 2003, the Company recorded commitment fees of $505,000. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends. Debt under the Revolving Credit Agreement is fully recourse against the Company. At December 31, 2003, $25,394,000 was outstanding under the Revolving Credit Agreement (the largest amount outstanding during 2003). See "Note 2. Ability to Continue as a Going Concern" to the Company's consolidated financial statements in this Annual Report on Form 10-K as to the Company's ability to continue as a going concern and discharge this liability in the normal course of business.

AMERICOLD LOGISTICS

      On March 11, 1999, the Company and Crescent Operating, Inc. ("COPI") formed the Vornado Crescent Logistics Operating Partnership (which does business under the name "AmeriCold Logistics") to purchase all of the non-real estate assets of the Vornado REIT/Crescent REIT Partnership (the "Landlord") in which Vornado has a 60% interest and Crescent Real Estate Equities Company ("Crescent") has a 40% interest. The Company and COPI have 60% and 40% interests in AmeriCold Logistics, respectively.

      On March 11, 1999, AmeriCold Logistics entered into leases with the Landlord covering 87 of the warehouses used in this business. The leases, as amended, generally have 15-year terms with two five-year renewal options and provide for the payment of fixed base rent and percentage rent based on revenue from customers. AmeriCold Logistics is required to pay for all costs arising from the operation, maintenance and repair of the properties, including all real estate taxes and assessments, utility charges, permit fees and insurance premiums, as well as property capital expenditures in excess of $9,500,000 annually. AmeriCold Logistics has the right to defer the payment of 15% of annual fixed base rent and all percentage rent until December 31, 2005 to the extent that available cash, as defined in the leases, is insufficient to pay such rent. Pursuant thereto, AmeriCold Logistics' deferred rent liability at December 31, 2003 was $82,394,000 (the largest amount outstanding during 2003). The fixed base rent for each of the two five-year renewal options is equal, generally, to the greater of the fair market rent and the fixed base rent for the immediately preceding lease year plus 5%. On March 2, 2004, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2005 from December 31, 2004.

      On December 31, 2002, Vornado and Crescent formed a joint venture (the "Quarry Company") in which Vornado holds a 44% interest and Crescent holds a 56% interest. The Quarry Company acquired AmeriCold Logistics' Carthage, Missouri and Kansas City, Kansas limestone quarries. AmeriCold Logistics entered into a management agreement with the Quarry Company to manage and operate the quarries. The agreement was for one year and automatically renews for additional one-year periods unless terminated by either party. During the year ended December 31, 2003, AmeriCold Logistics received a management fee of $214,000 from the Quarry Company for management services provided.

      On March 28, 2003, AmeriCold Logistics sold, without recourse, accounts receivable of $6,640,000 to the Quarry Company for $6,500,000 in cash. In the three months ended March 31, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $10,200,000 to the Quarry Company for $10,000,000 in cash. In each case, AmeriCold Logistics also agreed to act as agent to collect the accounts receivable. Although the terms and conditions of the receivables sales were not negotiated at arm's length, the Company believes that the terms and conditions were fair to AmeriCold Logistics.

      Vornado is the day-to-day liaison to the management of AmeriCold Logistics. AmeriCold Logistics pays Vornado an annual fee of $487,000, which is based on the temperature controlled logistics operating assets acquired by AmeriCold Logistics on March 11, 1999. The fee increases by an amount equal to 1% of the cost of new acquisitions, including transaction costs. At December 31, 2003, AmeriCold Logistics owed Vornado $2,340,000 for this fee (the largest amount outstanding during 2003). AmeriCold Logistics provided financial statement preparation, tax and similar services to the Landlord for a fee of $276,000 in 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RETENTION OF INDEPENDENT AUDITORS FOR THE YEAR 2004

      The Board has retained Deloitte & Touche LLP to act as independent auditors for the fiscal year ending December 31, 2004. Deloitte & Touche LLP was engaged as independent auditors for the fiscal year ended December 31, 2003 and representatives of Deloitte & Touche LLP are expected to be present at the Annual Meeting of Stockholders to be held on May 27, 2004. They will have an opportunity to make a statement, if they desire to do so, and will be available to respond to appropriate questions.

AUDIT FEES

      The aggregate fees billed by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002, for professional services rendered for the audits of the Company's annual consolidated financial statements included in the Company's Annual Reports on Form 10-K for those fiscal years and for the reviews of the consolidated interim financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years were $93,000 and $98,000, respectively.

AUDIT-RELATED FEES

      The aggregate fees billed by Deloitte & Touche LLP for the year ended December 31, 2003 for professional services rendered that are related to the performance of the audits or reviews of the Company's consolidated financial statements which are not reported above under "Audit Fees" were $15,000. These fees relate to work performed in connection with the Company's evaluation of recently issued accounting standards. There were no "Audit-Related Fees" billed for the year ended December 31, 2002.

TAX FEES

      There were no "Tax Fees" billed by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002.

ALL OTHER FEES

      There were no fees billed by Deloitte & Touche LLP for professional services rendered other than those described above under "Audit Fees" and "Audit-Related Fees" for the years ended December 31, 2003 and 2002.

PRE-APPROVAL POLICIES AND PROCEDURES

      In May 2003, the Audit Committee established the following policies and procedures for approving all professional services rendered by Deloitte & Touche LLP. The Audit Committee reviews and approves engagement letters for the services described above under "Audit Fees" before the provision of those services commences. For all other services, the Audit Committee has pre-approved the use of Deloitte & Touche LLP for specific services for which the Audit Committee has set an aggregate quarterly limit of $25,000 on the amount of services that Deloitte & Touche LLP can provide to the Company. Any services that exceed the quarterly limit, or which would cause the amount of total services provided by Deloitte & Touche LLP to exceed the quarterly limit, must be approved by the Audit Committee Chairman before the provision of such services commences. The Audit Committee also requires management to provide it with regular quarterly reports of the amount of services provided by Deloitte & Touche LLP. Although the Audit Committee did not formally establish these policies and procedures until May 2003, 100% of the fees for the years ended December 31, 2003 and 2002 described in this Item 14 were approved by the Audit Committee in accordance with the policies and procedures.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VORNADO OPERATING COMPANY

                                  By:      /s/ JOSEPH MACNOW
                                      ------------------------------------------
                                      Joseph Macnow, Executive Vice President
                                      and Chief Financial Officer

Date:  April 22, 2004

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

                   SIGNATURE                                      TITLE                              DATE
                   ---------                                      -----                              ----
By: /s/  Steven Roth                             Chairman of the Board of Directors and          April 22, 2004
    --------------------------------             Chief Executive Officer (Principal
         (Steven Roth)                           Executive Officer)


By: /s/  Michael D. Fascitelli                   President and Director                          April 22, 2004
    --------------------------------
        (Michael D. Fascitelli)


By: /s/  Douglas H. Dittrick                     Director                                        April 22, 2004
    --------------------------------
         (Douglas H. Dittrick)

By: /s/  Joseph Macnow                           Executive Vice President and Chief              April 22, 2004
    --------------------------------             Financial Officer (Principal Financial
        (Joseph Macnow)                          and Accounting Officer)


By: /s/  Martin N. Rosen                         Director                                        April 22, 2004
    --------------------------------
         (Martin N. Rosen)

By: /s/  Richard R. West                         Director                                        April 22, 2004
    --------------------------------
         (Richard R. West)

By: /s/  Russell B. Wight, Jr.                   Director                                        April 22, 2004
    --------------------------------
        (Russell B. Wight, Jr.)


                                  EXHIBIT INDEX

EXHIBIT NO.

      The following is a list of all exhibits filed as part of this report:

31.1  Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer

31.2  Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer