Form 10-Q
period 2004-03-31
VORNADO OPERATING CO
filed 2004-05-05
CIK 1050080

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________________________

Commission File Number 001-14525

                            VORNADO OPERATING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 22-3569068
 --------------------------------------       ---------------------------------
    (State or other jurisdiction of          (I.R.S.Employer Identification No.)
     incorporation or organization)

  210 ROUTE 4 EAST, PARAMUS, NEW JERSEY                    07652
 --------------------------------------       ---------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (201) 587-7721
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                      INDEX

                                                                                          Page Number
                                                                                          -----------
PART I.   FINANCIAL INFORMATION

        ITEM 1.  Financial Statements:

                 Consolidated Balance Sheets as of
                    March 31, 2004 (unaudited) and December 31, 2003......................     3

                 Consolidated Statements of Operations (unaudited) for the
                    Three Months Ended March 31, 2004 and March 31, 2003 .................     4

                 Consolidated Statements of Cash Flows (unaudited) for the
                    Three Months Ended March 31, 2004 and March 31, 2003..................     5

                 Notes to Consolidated Financial Statements (unaudited)...................     6

                 Independent Accountants' Report..........................................    10

        ITEM 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.........................    11

        ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...............    16

        ITEM 4.  Controls and Procedures..................................................    16

PART II.  OTHER INFORMATION

        ITEM 1.  Legal Proceedings........................................................    17

        ITEM 5.  Other Information........................................................    17

        ITEM 6.  Exhibits and Reports on Form 8-K.........................................    17

SIGNATURES................................................................................    18

EXHIBIT INDEX.............................................................................    19

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                            VORNADO OPERATING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                           (UNAUDITED)
                                                                                            MARCH 31,      DECEMBER 31,
                                                                                               2004           2003
                                                                                          -------------  ---------------
ASSETS

Cash and cash equivalents, including U.S. government obligations under repurchase
       agreements of $830,000 and $650,000, respectively................................  $   1,333,217  $     1,118,189
Investments in and advances to AmeriCold Logistics......................................             --               --
Interest receivable from AmeriCold Logistics............................................         32,309           33,655
Prepaid expenses and other assets.......................................................        139,783          204,784
                                                                                          -------------  ---------------
Total assets............................................................................  $   1,505,309  $     1,356,628
                                                                                          =============  ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Note, interest, and fees payable to Vornado Realty Trust................................  $  25,784,182  $    25,394,254
Due to Vornado Realty Trust.............................................................         79,008           77,440
Accounts payable and accrued expenses...................................................         74,961          102,484
                                                                                          -------------  ---------------
Total liabilities.......................................................................     25,938,151       25,574,178
                                                                                          -------------  ---------------

Minority interest.......................................................................             --               --
                                                                                          -------------  ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock: par value $0.01 per share; authorized, 40,000,000 shares;
       issued and outstanding, 4,068,924 shares at each period end......................         40,689           40,689
Additional paid-in capital..............................................................     22,462,555       22,462,555
Accumulated deficit.....................................................................    (44,599,939)     (44,384,647)
                                                                                          -------------  ---------------
                                                                                            (22,096,695)     (21,881,403)
Accumulated other comprehensive loss....................................................     (2,336,147)      (2,336,147)
                                                                                          -------------  ---------------
Total stockholders' deficit.............................................................    (24,432,842)     (24,217,550)
                                                                                          -------------  ---------------
Total liabilities and stockholders' deficit.............................................  $   1,505,309  $     1,356,628
                                                                                          =============  ===============

                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                           ---------------------------------------------
                                                                                   2004                     2003
                                                                           ---------------------   ---------------------
REVENUES
Interest income.........................................................   $               1,152   $                 862

EXPENSES
General and administrative (including fees to
   Vornado Realty Trust of $82,500 in each period)......................                 301,474                 277,515
                                                                           ---------------------   ---------------------
                                                                                        (300,322)               (276,653)
Interest and debt expense to Vornado Realty Trust.......................                (389,928)               (388,294)
Income from AmeriCold Logistics.........................................                 474,958                 460,020
                                                                           ---------------------   ---------------------
Loss before minority interest...........................................                (215,292)               (204,927)

Minority interest.......................................................                      --                      --
                                                                           ---------------------   ---------------------

NET LOSS................................................................   $            (215,292)  $            (204,927)
                                                                           =====================   =====================

Net loss per share -- basic and diluted.................................   $               (0.05)  $               (0.05)
                                                                           =====================   =====================

                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                      2004            2003
                                                                                   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss..................................................................   $   (215,292)  $    (204,927)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
            Recovery from repayments of loans to AmeriCold Logistics
               previously reduced by equity in losses...........................       (247,504)       (205,188)
      Changes in operating assets and liabilities:
            Prepaid expenses and other assets...................................         65,001          59,541
            Interest and fees payable on note from Vornado Realty Trust.........        389,928         388,294
            Interest receivable from AmeriCold Logistics........................          1,346          14,312
            Accounts payable and accrued expenses...............................        (27,523)        (53,713)
            Due to Vornado Realty Trust.........................................          1,568           1,356
                                                                                   ------------   -------------
Net cash used in operating activities...........................................        (32,476)           (325)
                                                                                   ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Repayments of loans to AmeriCold Logistics................................        247,504         205,188
                                                                                   ------------   -------------
Net increase in cash and cash equivalents.......................................        215,028         204,863
Cash and cash equivalents at beginning of period................................      1,118,189         344,686
                                                                                   ------------   -------------
Cash and cash equivalents at end of period......................................   $  1,333,217   $     549,549
                                                                                   ============   =============

                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION

      Vornado Operating Company, a Delaware corporation, holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of March 31, 2004, owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries, including Company L.P.

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

      The Company's other potential source of cash is its investment in AmeriCold Logistics. However, AmeriCold Logistics has also reported losses since inception and, at March 31, 2004, the Company's 60% share of AmeriCold Logistics' partners' deficit was $52,990,000, which includes $55,901,000 of deferred rent (rent recognized as expense but not paid in cash) to its landlord, the Vornado REIT/Crescent REIT Partnership (the "Landlord"). AmeriCold Logistics anticipates that in 2004 additional cash flow will be provided from a lease restructuring or some other option. There can be no assurance that AmeriCold Logistics will be successful in obtaining additional cash flow. Further, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of obtaining additional cash flow, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,784,000 loan from Vornado or the ability to continue as a going concern.

3.    BASIS OF PRESENTATION

      The consolidated balance sheet as of March 31, 2004 and the consolidated statements of operations and of cash flows for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

      The accompanying consolidated financial statements include the accounts of the Company and Company L.P. All significant intercompany amounts have been eliminated. The Company's 60% interest in AmeriCold Logistics is currently accounted for under the equity method of accounting as Crescent Operating, Inc., the Company's partner in AmeriCold Logistics, has substantive participating rights. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company's share of comprehensive income or loss and cash distributions or principal repayments from AmeriCold Logistics. The interest earned on the advances to AmeriCold Logistics is recorded as a component of income or loss from AmeriCold Logistics. The Company does not record comprehensive losses in excess of the cost of its investments in and advances to AmeriCold Logistics, as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The Company did not record its 60% share of AmeriCold Logistics' net losses for the year ended December 31, 2003 and the three months ended March 31, 2004 as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002. In addition, the Company's cumulative share of other comprehensive losses of AmeriCold Logistics not recorded at March 31, 2004 was $6,882,000. The Company will record its share of future comprehensive income from AmeriCold Logistics only for the portion of such income that exceeds its share of comprehensive losses not previously recorded. The Company's method of accounting for AmeriCold Logistics will change in the fourth quarter of 2004 (see Note 7). The Company's exposure to losses from AmeriCold Logistics is limited to its investments in and advances to AmeriCold Logistics.

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

4.    INVESTMENTS IN AND ADVANCES TO AMERICOLD LOGISTICS

      At March 31, 2004, $7,226,000 was outstanding under the Company's secured loans to AmeriCold Logistics, which mature on December 31, 2004. These loans are carried at zero in the accompanying consolidated balance sheet as they have been fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics is required to make loan payments approximating $159,000 per month. The portions of the loan payments made during the three months ended March 31, 2004 and 2003 that represented the repayment of principal were $248,000 and $205,000, respectively, and are reflected as income from AmeriCold Logistics as this principal was previously reduced to zero by equity in losses of AmeriCold Logistics.

      The following condensed balance sheet data represents 100% of AmeriCold Logistics, in which the Company holds a 60% interest:

                 (amounts in thousands)                    March 31, 2004   December 31, 2003
                                                           --------------   -----------------
Current assets..........................................   $      121,912   $         118,560
Non-current assets......................................           45,920              47,478
                                                           --------------   -----------------
                                                           $      167,832   $         166,038
                                                           ==============   =================

Current liabilities.....................................   $      119,478   $         115,556
Non-current liabilities.................................          136,670             126,554
                                                           --------------   -----------------
                                                           $      256,148   $         242,110
                                                           ==============   =================

Partners' deficit.......................................   $      (88,316)  $         (76,072)
                                                           ==============   =================

      The following condensed operating and cash flow data represents 100% of AmeriCold Logistics, in which the Company holds a 60% interest:

                 (amounts in thousands)                    Three Months Ended March 31,
                                                           ----------------------------
                                                               2004            2003
                                                           -------------   ------------
Revenues................................................   $     170,237   $    159,722
Costs applicable to revenues............................        (128,981)      (115,837)
                                                           -------------   ------------
Gross margin............................................          41,256         43,885
Depreciation and amortization...........................          (2,831)        (2,402)
Rent....................................................         (40,560)       (39,505)
Other expenses, net.....................................         (10,109)        (8,828)
                                                           -------------   ------------
Net loss (1)............................................   $     (12,244)  $     (6,850)
                                                           =============   ============

Cash flows provided by operating activities.............   $       2,942   $      2,539
                                                           =============   ============

------------------------------
   (1) The Company did not record $7,346 and $4,110 (the respective 60% shares of AmeriCold Logistics' net losses of $12,244 and $6,850) for the three months ended March 31, 2004 and 2003, respectively, as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002.

                           VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

      The following represents the components of the Company's income from AmeriCold Logistics:

                   (amounts in thousands)                     Three Months Ended March 31,
                                                              ----------------------------
                                                                  2004           2003
                                                              ------------   -------------
Interest on loans..........................................   $        227   $         255
Recovery from repayments of loans previously
   reduced by equity in losses.............................            248             205
                                                              ------------   -------------
                                                              $        475   $         460
                                                              ============  ==============

      During the three months ended March 31, 2004, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer the payment of rent. AmeriCold Logistics' deferred rent liability at March 31, 2004 is as follows:

                    (amounts in thousands)
                                                                   Total
                                                                 ---------
Deferred during the three months ended March 31, 2004.........   $  10,775
Aggregate deferral at December 31, 2003.......................      82,394
                                                                 ---------
                                                                 $  93,169
                                                                 =========

      On January 20, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $6,120,000 to a joint venture (the "Quarry Company") owned by Vornado (44%) and Crescent Real Estate Equities Company (56%), the owners of the Landlord, for $6,000,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale. The accounts receivable have been collected in full.

      On March 29, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $4,080,000 to the Quarry Company for $4,000,000 in cash. AmeriCold Logistics recognized a loss of $80,000 on the sale. AmeriCold Logistics also agreed to act as agent to collect the accounts receivable. The Company does not believe that any significant servicing asset or liability exists.

At December 31, 2002, the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics has reported losses since its inception and, at March 31, 2004, the Company's share of AmeriCold Logistics' partners' deficit was $52,990,000, which includes $55,901,000 of deferred rent (rent recognized as expense but not paid in cash) to the Landlord. On March 2, 2004, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2005 from December 31, 2004. Based on the right to defer rent, the management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through March 31, 2005. AmeriCold Logistics anticipates that in 2004 additional cash flow will be provided from a lease restructuring or some other option. There can be no assurance that AmeriCold Logistics will be successful in obtaining additional cash flow. Further, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of obtaining additional cash flow, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,784,000 loan from Vornado or the ability to continue as a going concern.

5.    COMMITMENTS AND CONTINGENCIES

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

                           VORNADO OPERATING COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


6.    LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share.

                  (amounts in thousands, except
                  share and per share amounts)                    Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2004           2003
                                                                  ------------   -------------
Numerator:
      Net loss..................................................  $       (215)  $        (205)
                                                                  ============   =============
Denominator:
      Weighted average shares outstanding.......................     4,068,924       4,068,924
                                                                  ============   =============

Net loss per share - basic and diluted..........................  $      (0.05)  $       (0.05)
                                                                  ============   =============

      The Company's stock options (355,554 outstanding and exercisable at March 31, 2004) were not dilutive in the reporting periods as the average market prices of the Company's common stock did not exceed the exercise prices. The rights issued pursuant to the Company's Stockholder Protection Rights Plan were not dilutive in the reporting periods as the rights were not exercisable. The limited partnership units of Company L.P. not owned by the Company (447,017 at March 31, 2004) were not dilutive in the reporting periods as the Company reported net losses.

7.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 required the consolidation of an entity by an enterprise if (i) that enterprise, known as a "primary beneficiary," has an interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) the entity is a variable interest entity. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which an enterprise became involved with the entity and reconsidered as of the date that certain triggering events described in FIN No. 46 occur.

      The Company previously disclosed that its investment in AmeriCold Logistics met the criteria for consolidation under FIN No. 46 and it would consolidate AmeriCold Logistics beginning July 1, 2003 by restating its prior period consolidated financial statements. However, in October 2003, FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This position allowed public entities to defer the date for implementing FIN No. 46, except certain required disclosures, until the end of the first interim or annual period ending after December 15, 2003 if certain conditions apply. The Company concluded that it qualified for deferral and elected to implement FIN No. 46 on December 31, 2003. However, on December 24, 2003, FASB issued a revision to FIN No. 46 to, among other things, clarify some of the provisions of FIN No. 46. The revision allows a public entity which is a small business issuer, as defined in Regulation S-B, that has not previously applied FIN No. 46 to implement the revision no later than the end of the first interim or annual period ending after December 15, 2004. The Company meets the criteria of the small business issuer definition and has elected to implement the revision on December 31, 2004. The Company is evaluating its implementation alternatives (i.e., restatement of its previously issued consolidated financial statements or a cumulative effect adjustment). Had AmeriCold Logistics been consolidated as of March 31, 2004, the Company's accumulated deficit and accumulated other comprehensive loss would have increased to $112,663,000 and $15,363,000, respectively.

                         INDEPENDENT ACCOUNTANTS' REPORT

Stockholders and Board of Directors
Vornado Operating Company
Paramus, New Jersey

      We have reviewed the accompanying condensed consolidated balance sheet of Vornado Operating Company and subsidiaries (the "Company") as of March 31, 2004, and the related condensed consolidated statements of operations and of cash flows for the three month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

      Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the condensed consolidated interim financial statements, certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in such note.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Vornado Operating Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 5, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. The Company's future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "intends," "plans" or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond the Company's ability to control or predict. Factors that might cause such a material difference include, but are not limited to: (a) the substantial doubt about the Company's ability to continue as a going concern and its limited financial resources; (b) restrictions on the Company's business and future opportunities; (c) dependence upon Vornado Realty Trust ("Vornado"); (d) the substantial influence of the Company's controlling stockholders and conflicts of interest; (e) the bankruptcy of the Company's joint venture partner in AmeriCold Logistics, Crescent Operating, Inc. ("COPI"); (f) risks associated with potential investments and the ability to manage those investments; (g) competition; (h) dependence on key personnel; (i) potential anti-takeover effects of the Company's charter documents and Stockholder Protection Rights Plan and applicable law; (j) dependence on distributions from subsidiaries; (k) potential costs of compliance with environmental laws; (l) changes in the general economic climate; and (m) government regulations. See "Item 1. Business
- Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

OVERVIEW

      Management's Discussion and Analysis of Financial Condition and Results of Operations considers the Company's consolidated financial statements for the three months ended March 31, 2004 and 2003 and should be read in conjunction with our Annual Report on Form 10-K (as amended by Amendment No. 1 to Form 10-K) for the year ended December 31, 2003.

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

      The Company's other potential source of cash is its investment in AmeriCold Logistics. However, AmeriCold Logistics has also reported losses since inception and, at March 31, 2004, the Company's 60% share of AmeriCold Logistics' partners' deficit was $52,990,000, which includes $55,901,000 of deferred rent (rent recognized as expense but not paid in cash) to its landlord, the Vornado REIT/Crescent REIT Partnership (the "Landlord"). AmeriCold Logistics anticipates that in 2004 additional cash flow will be provided from a lease restructuring or some other option. There can be no assurance that AmeriCold Logistics will be successful in obtaining additional cash flow. Further, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of obtaining additional cash flow, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,784,000 loan from Vornado or the ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's significant accounting policies included in
Note 3 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company's critical accounting policies have not changed during the three months ended March 31, 2004.

Investments in and Advances to AmeriCold Logistics

      The Company's 60% interest in AmeriCold Logistics is currently accounted for under the equity method of accounting as COPI, the Company's partner in AmeriCold Logistics, has substantive participating rights. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company's share of comprehensive income or loss and cash distributions or principal repayments from AmeriCold Logistics. The interest earned on the advances to AmeriCold Logistics is recorded as a component of income or loss from AmeriCold Logistics. The Company does not record comprehensive losses in excess of the cost of its investments in and advances to AmeriCold Logistics, as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The Company did not record its 60% share of AmeriCold Logistics' net losses for the year ended December 31, 2003 and the three months ended March 31, 2004 as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002. In addition, the Company's cumulative share of other comprehensive losses of AmeriCold Logistics not recorded at March 31, 2004 was $6,882,000. The Company will record its share of future comprehensive income from AmeriCold Logistics only for the portion of such income that exceeds its share of comprehensive losses not previously recorded. The Company's method of accounting for AmeriCold Logistics will change in the fourth quarter of 2004 (see "Recently Issued Accounting Standards" below). The Company's exposure to losses from AmeriCold Logistics is limited to its investments in and advances to AmeriCold Logistics.

Recently Issued Accounting Standards

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 required the consolidation of an entity by an enterprise if (i) that enterprise, known as a "primary beneficiary," has an interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) the entity is a variable interest entity. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which an enterprise became involved with the entity and reconsidered as of the date that certain triggering events described in FIN No. 46 occur.

      The Company previously disclosed that its investment in AmeriCold Logistics met the criteria for consolidation under FIN No. 46 and it would consolidate AmeriCold Logistics beginning July 1, 2003 by restating its prior period consolidated financial statements. However, in October 2003, FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This position allowed public entities to defer the date for implementing FIN No. 46, except certain required disclosures, until the end of the first interim or annual period ending after December 15, 2003 if certain conditions apply. The Company concluded that it qualified for deferral and elected to implement FIN No. 46 on December 31, 2003. However, on December 24, 2003, FASB issued a revision to FIN No. 46 to, among other things, clarify some of the provisions of FIN No. 46. The revision allows a public entity which is a small business issuer, as defined in Regulation S-B, that has not previously applied FIN No. 46 to implement the revision no later than the end of the first interim or annual period ending after December 15, 2004. The Company meets the criteria of the small business issuer definition and has elected to implement the revision on December 31, 2004. The Company is evaluating its implementation alternatives (i.e., restatement of its previously issued consolidated financial statements or a cumulative effect adjustment). Had

AmeriCold Logistics been consolidated as of March 31, 2004, the Company's accumulated deficit and accumulated other comprehensive loss would have increased to $112,663,000 and $15,363,000, respectively.

RESULTS OF OPERATIONS

      The Company had a net loss of $215,000 for the three months ended March 31, 2004, compared to a net loss of $205,000 for the prior period, an increase of $10,000.

      General and administrative expenses were $301,000 for the three months ended March 31, 2004, compared to $278,000 for the three months ended March 31, 2003, an increase of $23,000. This increase resulted primarily from higher professional fees, franchise taxes and insurance costs, partially offset by the elimination of listing fees for the American Stock Exchange, as the Company began trading on the OTC Bulletin Board in the third quarter of 2003.

        Interest and debt expense to Vornado was $390,000 for the three months ended March 31, 2004, compared to $388,000 for the three months ended March 31, 2003, an increase of $2,000. This increase resulted from a higher average balance outstanding offset by lower LIBOR rates under the Revolving Credit Agreement with Vornado during the current period.

      The following represents the components of the Company's income from AmeriCold Logistics:

                       (amounts in thousands)                          Three Months Ended March 31,
                                                                       ----------------------------
                                                                           2004           2003
                                                                       ------------   -------------
Interest on loans...................................................   $        227   $         255
Recovery from repayments of loans previously reduced by equity in
     losses.........................................................            248             205
                                                                       ------------   -------------
                                                                       $        475   $         460
                                                                       ============   =============

      The Company did not record $7,346,000 and $4,110,000, its 60% shares of AmeriCold Logistics' net losses of $12,244,000 and $6,850,000 for the three months ended March 31, 2004 and 2003, respectively, as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002 and as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The decrease in interest earned on the Company's loans to AmeriCold Logistics is attributable to lower average loans outstanding in the current period. The $248,000 and $205,000 recognized as income in the respective periods represent repayments from AmeriCold Logistics of its loans from the Company that were previously reduced by equity in losses of AmeriCold Logistics.

      To keep the Company's stockholders knowledgeable about the Company's sole investment, a discussion of AmeriCold Logistics' results of operations is included below. The amounts discussed below in "AmeriCold Logistics' Results of Operations for the Three Months Ended March 31, 2004 and 2003" exclude the interest income of $227,000 and $255,000 and gains of $248,000 and $205,000 recorded by the Company in the three months ended March 31, 2004 and 2003, respectively.

AmeriCold Logistics' Results of Operations for the Three Months Ended March 31, 2004 and 2003

      The following is a discussion of the results of operations of AmeriCold Logistics, the Company's investee in the temperature controlled logistics business (see the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of this business and see Note 4 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for condensed balance sheet data and operating data of AmeriCold Logistics). The data below represents 100% of this business, in which the Company holds a 60% interest. For the purpose of the discussion below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers ("Managed Warehouses") and (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments.

            Certain prior period amounts in this discussion were reclassified to conform to the current period presentation.

            Revenues were $170,237,000 for the three months ended March 31, 2004, compared to $159,722,000 for the three months ended March 31, 2003, an increase of $10,515,000. Revenues from Leased Operations were $104,649,000 for the three months ended March 31, 2004, compared to $105,080,000 for the three months ended March 31, 2003, a decrease of $431,000. Revenues from Other Operations were $65,588,000 for the three months ended March 31, 2004, compared to $54,642,000 for the three months ended March 31, 2003, an increase of $10,946,000.

            The increase in revenue from Other Operations is due to new Managed Warehouse contracts that commenced after the first quarter of 2003 and additional Transportation Management Services business in 2004 from both new and existing customers.

            The gross margin for Leased Operations was $37,283,000, or 35.6%, for the three months ended March 31, 2004, compared to $39,723,000, or 37.8%, for the three months ended March 31, 2003. The $2,440,000 decrease in gross margin was attributable to (i) start up costs for existing customers at new locations and (ii) a change in revenue mix as higher margin storage revenues declined and lower margin handling revenues increased.

            Operating income from Other Operations was $3,592,000 for the three months ended March 31, 2004, compared to $3,794,000 for the three months ended March 31, 2003. This $202,000 decrease is largely due to (i) unused capacity under commitments with carriers for a minimum number of truckloads and (ii) lower "gainshare." AmeriCold Logistics receives gainshare payments from certain Managed Warehouse customers by reducing their operating costs.

            Rent expense was $40,560,000 for the three months ended March 31, 2004, compared to $39,505,000 for the three months ended March 31, 2003, an increase of $1,055,000. This increase is due to a contractual increase in base rent and an increase in percentage rent due to an adjustment in the prior year's quarter.

            General and administrative expenses were $8,835,000 for the three months ended March 31, 2004, compared to $8,060,000 for the three months ended March 31, 2003, an increase of $775,000. This increase is primarily due to higher payroll related expenses and higher administrative expenses.

            Depreciation and amortization expense was $2,831,000 for the three months ended March 31, 2004, compared to $2,402,000 for the three months ended March 31, 2003. The increase of $429,000 is primarily attributable to depreciation on additional machinery and equipment.

            Interest expense was $1,056,000 for the three months ended March 31, 2004, compared to $831,000 for the three months ended March 31, 2003. This $225,000 increase resulted from interest on higher average deferred rent balances, partially offset by interest on lower average borrowings outstanding.

            Other income, net, was $163,000 for the three months ended March 31, 2004, compared to $431,000 for the three months ended March 31, 2003, a decrease of $268,000. This decrease resulted primarily from a foreign currency translation loss in 2004, compared to a gain in 2003, from AmeriCold Logistics' warehouse in Alberta, Canada and a loss of $200,000 on accounts receivable sales in 2004, compared to $140,000 in 2003.

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

      The Company's other potential source of cash is its investment in AmeriCold Logistics. However, AmeriCold Logistics has also reported losses since inception and, at March 31, 2004, the Company's 60% share of AmeriCold Logistics' partners' deficit was $52,990,000, which includes $55,901,000 of deferred rent (rent recognized as expense but not paid in cash) to its Landlord, the Vornado REIT/Crescent REIT Partnership. AmeriCold Logistics anticipates that in 2004 additional cash flow will be provided from a lease restructuring or some other option. There can be no assurance that AmeriCold Logistics will be successful in obtaining additional cash flow. Further, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of obtaining additional cash flow, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,784,000 loan from Vornado or the ability to continue as a going concern.

      The Company has a $75,000,000 unsecured Revolving Credit Agreement with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (4.09% at March 31, 2004). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; for the three months ended March 31, 2004 and 2003, the Company recorded commitment fees under the facility of $125,000 and $128,000, respectively. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends. The Company currently has no external sources of financing except this facility. At March 31, 2004, $1,981,000 of interest and commitment fees were unpaid, which reduces the availability under the Revolving Credit Agreement to $49,216,000. After December 31, 2004, balances outstanding under this facility will bear interest at LIBOR plus 6%. See the preceding two paragraphs regarding the substantial doubt as to the Company's ability to continue as a going concern and discharge this liability in the normal course of business.

      At March 31, 2004, $7,226,000 was outstanding under the Company's secured loans to AmeriCold Logistics, which mature on December 31, 2004. These loans are carried at zero in the Company's consolidated balance sheet as they have been fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics is required to make loan payments approximating $159,000 per month. The portions of the loan payments made during the three months ended March 31, 2004 and 2003 that represented the repayment of principal were $248,000 and $205,000, respectively, and are reflected as income from AmeriCold Logistics as this principal was previously reduced to zero by equity in losses of AmeriCold Logistics.

      During the three months ended March 31, 2004, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer the payment of rent. AmeriCold Logistics' deferred rent liability at March 31, 2004 is as follows:

                       (amounts in thousands)
                                                                          Total
                                                                        ---------
Deferred during the three months ended March 31, 2004................   $  10,775
Aggregate deferral at December 31, 2003..............................      82,394
                                                                        ---------
                                                                        $  93,169
                                                                        =========

      On January 20, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $6,120,000 to a joint venture (the "Quarry Company") owned by Vornado (44%) and Crescent Real Estate Equities Company (56%), the owners of the Landlord, for $6,000,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale. The accounts receivable have been collected in full.

      On March 29, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $4,080,000 to the Quarry Company for $4,000,000 in cash. AmeriCold Logistics recognized a loss of $80,000 on the sale. AmeriCold Logistics also agreed to act as agent to collect the accounts receivable. The Company does not believe that any significant servicing asset or liability exists.

      At December 31, 2002, the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics has reported losses since its inception and, at March 31, 2004, the Company's share of AmeriCold Logistics' partners' deficit was $52,990,000, which includes $55,901,000 of deferred rent (rent recognized as expense but not paid in cash) to the Landlord. On March 2, 2004, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2005 from December 31, 2004. Based on the right to defer rent, the management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through March 31, 2005. AmeriCold Logistics anticipates that in 2004 additional cash flow will be provided from a lease restructuring or some other option. There can be no assurance that AmeriCold Logistics will be successful in obtaining additional cash flow. Further, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of obtaining additional cash flow, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $25,784,000 loan from Vornado or the ability to continue as a going concern.

Cash Flows for the Three Months Ended March 31, 2004

      Net cash used in operating activities of $32,000 was comprised of (i) a net loss of $215,000 and (ii) the recovery from repayments on loans to AmeriCold Logistics previously reduced by equity in losses of $248,000, partially offset by (iii) the net change in operating assets and liabilities of $431,000.

      Cash provided by investing activities of $248,000 resulted from repayments of loans to AmeriCold Logistics.

      There were no cash flows from financing activities.

Cash Flows for the Three Months Ended March 31, 2003

      There were no net cash flows from operating activities as (i) a net loss of $205,000 and (ii) the recovery from repayments on loans to AmeriCold Logistics previously reduced by equity in losses of $205,000 were fully offset by (iii) the net change in operating assets and liabilities of $410,000.

      Cash provided by investing activities of $205,000 resulted from repayments of loans to AmeriCold Logistics.

      There were no cash flows from financing activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There has been no material change to this information.

      The fair value of the note payable to Vornado at March 31, 2004 was approximately $20,152,000. This fair value was estimated by discounting the future cash flows using current market rates available to the Company. Such fair value estimate is not necessarily indicative of the amount that would be paid upon liquidation of the Company's note payable.

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

      (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      The Company is from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

ITEM 5.  OTHER INFORMATION

      On February 23, 2004, AmeriCold Logistics announced that Alec Covington resigned as President and Chief Executive Officer, effective March 31, 2004, to take an opportunity in an unrelated industry. A search to identify a successor is under way. In the interim, Mike O'Connell, who has been with AmeriCold for over ten years, has been promoted to be in charge of all operations and, until a successor is in place, will report to Anthony Cossentino, Chief Financial Officer.

      Subject to confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code, Crescent Operating, Inc., the Company's joint venture partner in AmeriCold Logistics, is expected to transfer its interest in AmeriCold Logistics to an entity to be owned by the shareholders of Crescent Real Estate Equities Company. The shareholders of Crescent Operating, Inc. approved the plan of reorganization on March 6, 2003. It is uncertain whether this plan will be confirmed and what effect, if any, this plan and the proposed change in ownership will have on the operations and management of AmeriCold Logistics.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

(b)   Reports on Form 8-K

      During the three months ended March 31, 2004, Vornado Operating Company filed the following report on Form 8-K:

     Period Covered
(Date of Event Reported)              Items Reported                   Date Filed
------------------------  ---------------------------------------   -----------------
    February 23, 2004     Press release regarding the resignation   February 23, 2004
                            of Alec Covington as President and
                                Chief Executive Officer of
                                 AmeriCold Logistics

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  VORNADO OPERATING COMPANY
                                            ------------------------------------
                                                         (Registrant)

Date: May 5, 2004                           By: /s/ Joseph Macnow
                                            ------------------------------------
                                                Joseph Macnow, Executive Vice
                                                President and Chief Financial
                                                Officer (duly authorized officer
                                                and principal financial and
                                                accounting officer)

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

   15.1 Letter of Deloitte & Touche LLP regarding unaudited interim financial information

   31.1  Rule 15d-14(a) certification of the Chief Executive Officer

   31.2  Rule 15d-14(a) certification of the Chief Financial Officer

   32.1  Section 1350 certification of the Chief Executive Officer

   32.2  Section 1350 certification of the Chief Financial Officer

------------------------------
*     Incorporated by reference.