Form 10-Q
period 2004-06-30
VORNADO OPERATING CO
filed 2004-08-05
CIK 1050080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________ to______________________

Commission File Number 001-14525

                            VORNADO OPERATING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   22-3569068
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

   210 ROUTE 4 EAST, PARAMUS, NEW JERSEY                   07652
-------------------------------------------     --------------------------------
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

                                [ ] Yes [ X ] No

As of July 23, 2004, there were 4,068,924 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                                      INDEX

                                                                                   Page Number
                                                                                   -----------
PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements:

             Consolidated Balance Sheets as of June 30, 2004 (unaudited) and
                December 31, 2003 ..............................................         3

             Consolidated Statements of Operations (unaudited) for the
                Three and Six Months Ended June 30, 2004 and June 30, 2003 .....         4

             Consolidated Statements of Cash Flows (unaudited) for the
                Six Months Ended June 30, 2004 and June 30, 2003 ...............         5

             Notes to Consolidated Financial Statements (unaudited) ............         6

             Report of Independent Registered Public Accounting Firm ...........        10

     ITEM 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations ..........................................        11

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ........        16

     ITEM 4. Controls and Procedures ...........................................        16

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings .................................................        17

     ITEM 4. Submission of Matters to a Vote of Security Holders ...............        17

     ITEM 5. Other Information .................................................        17

     ITEM 6. Exhibits and Reports on Form 8-K ..................................        17

SIGNATURES .....................................................................        18

EXHIBIT INDEX ..................................................................        19

PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

                            VORNADO OPERATING COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   (UNAUDITED)
                                                                                                     JUNE 30,      DECEMBER 31,
                                                                                                       2004            2003
                                                                                                   ------------    ------------
ASSETS

Cash and cash equivalents, including U.S. government obligations under repurchase agreements
      of $1,070,000 and $650,000, respectively .................................................   $  1,487,955    $  1,118,189
Investments in and advances to AmeriCold Logistics .............................................             --              --
Interest receivable from AmeriCold Logistics ...................................................         31,289          33,655
Prepaid expenses and other assets ..............................................................         74,782         204,784
                                                                                                   ------------    ------------
Total assets ...................................................................................   $  1,594,026    $  1,356,628
                                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note, interest, and fees payable to Vornado Realty Trust .......................................   $ 26,178,549    $ 25,394,254
Due to Vornado Realty Trust ....................................................................         82,500          77,440
Accounts payable and accrued expenses ..........................................................        280,492         102,484
                                                                                                   ------------    ------------
Total liabilities ..............................................................................     26,541,541      25,574,178
                                                                                                   ------------    ------------
Minority interest ..............................................................................             --              --
                                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock: par value $0.01 per share; authorized, 40,000,000 shares; issued and
     outstanding, 4,068,924 shares at each period end ..........................................         40,689          40,689
Additional paid-in capital .....................................................................     22,462,555      22,462,555
Accumulated deficit ............................................................................    (45,114,612)    (44,384,647)
                                                                                                   ------------    ------------
                                                                                                    (22,611,368)    (21,881,403)
Accumulated other comprehensive loss ...........................................................     (2,336,147)     (2,336,147)
                                                                                                   ------------    ------------
Total stockholders' deficit ....................................................................    (24,947,515)    (24,217,550)
                                                                                                   ------------    ------------
Total liabilities and stockholders' deficit ....................................................   $  1,594,026    $  1,356,628
                                                                                                   ============    ============

                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                               ----------------------    ----------------------
                                                                 2004          2003        2004          2003
                                                               ---------    ---------    ---------    ---------
REVENUES
Interest income ............................................   $   1,605    $   1,004    $   2,757    $   1,866

EXPENSES
General and administrative (including fees to
     Vornado Realty Trust of $82,500 in each three
     month period and $165,000 in each six month period) ...     599,168      256,964      900,642      534,479
                                                               ---------    ---------    ---------    ---------
                                                                (597,563)    (255,960)    (897,885)    (532,613)
Interest and debt expense to Vornado Realty Trust ..........    (394,367)    (392,134)    (784,295)    (780,428)
Income from notes receivable from AmeriCold Logistics ......     477,257      475,180      952,215      935,200
                                                               ---------    ---------    ---------    ---------
Loss before minority interest ..............................    (514,673)    (172,914)    (729,965)    (377,841)

Minority interest ..........................................          --           --           --           --
                                                               ---------    ---------    ---------    ---------

NET LOSS ...................................................   $(514,673)   $(172,914)   $(729,965)   $(377,841)
                                                               =========    =========    =========    =========

Net loss per share -- basic and diluted ....................   $   (0.13)   $   (0.04)   $   (0.18)   $   (0.09)
                                                               =========    =========    =========    =========

                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------
                                                                                  2004            2003
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss .............................................................   $   (729,965)   $   (377,841)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Recovery from repayments of loans to AmeriCold Logistics
           previously reduced by equity in losses .........................       (504,359)       (427,901)
     Changes in operating assets and liabilities:
         Prepaid expenses and other assets ................................        130,002         119,082
         Interest and fees payable on note from Vornado Realty Trust ......        784,295         780,428
         Interest receivable from AmeriCold Logistics .....................          2,366          17,409
         Accounts payable and accrued expenses ............................        178,008        (107,737)
         Due to Vornado Realty Trust ......................................          5,060           1,356
                                                                              ------------    ------------
Net cash (used in) provided by operating activities .......................       (134,593)          4,796
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Repayments of loans to AmeriCold Logistics ...........................        504,359         427,901
                                                                              ------------    ------------

Net increase in cash and cash equivalents .................................        369,766         432,697
Cash and cash equivalents at beginning of period ..........................      1,118,189         344,686
                                                                              ------------    ------------
Cash and cash equivalents at end of period ................................   $  1,487,955    $    777,383
                                                                              ============    ============

                 See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION

      Vornado Operating Company, a Delaware corporation, holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of June 30, 2004, owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries, including Company L.P.

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

      The Company's other potential source of cash is its investment in AmeriCold Logistics. However, AmeriCold Logistics has also reported losses since inception and, at June 30, 2004, the Company's 60% share of AmeriCold Logistics' partners' deficit was $63,163,000, which includes $65,552,000 of deferred rent (rent recognized as expense but not paid in cash) to its landlord, the Vornado REIT/Crescent REIT Partnership (the "Landlord"). AmeriCold Logistics anticipates that in 2004 additional cash flow will be provided from a lease restructuring or some other option. There can be no assurance that AmeriCold Logistics will be successful in obtaining additional cash flow. Further, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of obtaining additional cash flow, AmeriCold Logistics will not have the ability to distribute funds to the Company and, in turn, the Company will not have resources sufficient to repay its $26,179,000 loan from Vornado or the ability to continue as a going concern.

3.    BASIS OF PRESENTATION

      The consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

      The accompanying consolidated financial statements include the accounts of the Company and Company L.P. All significant intercompany amounts have been eliminated. The Company's 60% interest in AmeriCold Logistics is currently accounted for under the equity method of accounting as Crescent Operating, Inc., the Company's partner in AmeriCold Logistics, has substantive participating rights. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company's share of comprehensive income or loss and cash distributions or principal repayments from AmeriCold Logistics. The interest earned on the advances to AmeriCold Logistics is recorded as a component of income or loss from AmeriCold Logistics. The Company does not record comprehensive losses in excess of the cost of its investments in and advances to AmeriCold Logistics, as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The Company did not record its 60% share of AmeriCold Logistics' net losses for the year ended December 31, 2003 and the six months ended June 30, 2004 as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002. In addition, the Company's cumulative share of other comprehensive losses of AmeriCold Logistics not recorded at June 30, 2004 was $6,882,000. The Company will record its share of future comprehensive income from AmeriCold Logistics only for the portion of such income that exceeds its share of comprehensive losses not previously recorded. The Company's exposure to losses from AmeriCold Logistics is limited to its investments in and advances to AmeriCold Logistics. The Company's method of accounting for AmeriCold Logistics will change in the fourth quarter of 2004 (see Note 7).

                            VORNADO OPERATING COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

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

4.    INVESTMENTS IN AND ADVANCES TO AMERICOLD LOGISTICS

      At June 30, 2004, $6,969,000 was outstanding under the Company's secured loans to AmeriCold Logistics, which mature on December 31, 2004. These loans are carried at zero in the accompanying consolidated balance sheets of the Company as they have been fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics is required to make loan payments approximating $159,000 per month. The portions of the loan payments that represented the repayment of principal during the reporting periods covered herein are reflected as income from AmeriCold Logistics as this principal was previously reduced to zero by equity in losses of AmeriCold Logistics.

      The following condensed balance sheet data represents 100% of AmeriCold Logistics, in which the Company holds a 60% interest.

  (amounts in thousands)     June 30, 2004   December 31, 2003
                             -------------   -----------------
Current assets ............    $  122,375        $  118,560
Non-current assets ........        46,013            47,478
                               ----------        ----------
                               $  168,388        $  166,038
                               ==========        ==========

Current liabilities .......    $  121,745        $  115,556
Non-current liabilities ...       151,915           126,554
                               ----------        ----------
                               $  273,660        $  242,110
                               ==========        ==========

Partners' deficit .........    $ (105,272)       $  (76,072)
                               ==========        ==========

      The following condensed operating and cash flow data represents 100% of AmeriCold Logistics, in which the Company holds a 60% interest.

                                                      Three Months                 Six Months
                                                     Ended June 30,               Ended June 30,
                                                ------------------------    ------------------------
              (amounts in thousands)               2004          2003          2004          2003
                                                ----------    ----------    ----------    ----------
Revenues ....................................   $  165,674    $  154,158    $  335,911    $  313,880
Costs applicable to revenues ................     (127,900)     (113,773)     (257,262)     (229,978)
                                                ----------    ----------    ----------    ----------
Gross margin ................................       37,774        40,385        78,649        83,902
Depreciation and amortization ...............       (2,747)       (2,456)       (5,578)       (4,858)
Rent ........................................      (41,708)      (41,799)      (82,268)      (81,304)
Other expenses, net .........................      (10,275)       (8,032)      (20,003)      (16,492)
                                                ----------    ----------    ----------    ----------
Net loss (1) ................................   $  (16,956)   $  (11,902)   $  (29,200)   $  (18,752)
                                                ==========    ==========    ==========    ==========

Cash flows (used in) provided by operating
    activities ..............................   $   (4,824)   $    4,178    $   (1,882)   $    6,717
                                                ==========    ==========    ==========    ==========

------------------
(1) The Company did not record its 60% share of AmeriCold Logistics' net losses in any of the reporting periods covered herein as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002.

                            VORNADO OPERATING COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

      The following represents the components of the Company's income from notes receivable from AmeriCold Logistics.

                                                     Three Months           Six Months
                                                    Ended June 30,        Ended June 30,
                                                 -------------------   -------------------
           (amounts in thousands)                  2004       2003       2004       2003
                                                 --------   --------   --------   --------
Interest on loans ............................   $    220   $    252   $    448   $    507
Recovery from repayments of loans previously
  reduced by equity in losses ................        257        223        504        428
                                                 --------   --------   --------   --------
                                                 $    477   $    475   $    952   $    935
                                                 ========   ========   ========   ========

      During the six months ended June 30, 2004, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer the payment of rent. AmeriCold Logistics' deferred rent liability at June 30, 2004 is as follows:

                   (amounts in thousands)                           Total
                                                               --------------
Deferred during the three months ended June 30, 2004.........  $       16,085
Deferred during the three months ended March 31, 2004........          10,775
Aggregate deferral at December 31, 2003......................          82,394
                                                               --------------
                                                               $      109,254
                                                               ==============

      On January 20, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $6,120,000 to a joint venture (the "Quarry Company") owned by Vornado (44%) and Crescent Real Estate Equities Company (56%), the owners of the Landlord, for $6,000,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale. The accounts receivable have been collected in full.

      On March 29, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $4,080,000 to the Quarry Company for $4,000,000 in cash. AmeriCold Logistics recognized a loss of $80,000 on the sale. The accounts receivable have been collected in full.

      On July 2, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $6,120,000 to the Quarry Company for $6,000,000 in cash. AmeriCold Logistics will recognize a loss of $120,000 on the sale in the three months ended September 30, 2004. AmeriCold Logistics also agreed to act as agent to collect the accounts receivable. The Company does not believe that any significant servicing asset or liability exists.

      At December 31, 2002, the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics has reported losses since its inception and, at June 30, 2004, the Company's share of AmeriCold Logistics' partners' deficit was $63,163,000, which includes $65,552,000 of deferred rent (rent recognized as expense but not paid in cash) to the Landlord. On March 2, 2004, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2005 from December 31, 2004. Based on the right to defer rent, the management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through June 30, 2005. AmeriCold Logistics anticipates that in 2004 additional cash flow will be provided from a lease restructuring or some other option. There can be no assurance that AmeriCold Logistics will be successful in obtaining additional cash flow. Further, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of obtaining additional cash flow, AmeriCold Logistics will not have the ability to distribute funds to the Company and, in turn, the Company will not have resources sufficient to repay its $26,179,000 loan from Vornado or the ability to continue as a going concern.

5.    COMMITMENTS AND CONTINGENCIES

      The Company is from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

                            VORNADO OPERATING COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

6.    LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share.

                                                  Three Months                 Six Months
                                                 Ended June 30,               Ended June 30,
       (amounts in thousands, except         ------------------------    ------------------------
       share and per share amounts)           2004          2003          2004          2003
                                             ----------    ----------    ----------    ----------
Numerator:
     Net loss .............................  $     (515)   $     (173)   $     (730)   $     (378)
                                             ==========    ==========    ==========    ==========

Denominator:
     Weighted average shares outstanding ..   4,068,924     4,068,924     4,068,924     4,068,924
                                             ==========    ==========    ==========    ==========

Net loss per share -- basic and diluted ...  $    (0.13)   $    (0.04)   $    (0.18)   $    (0.09)
                                             ==========    ==========    ==========    ==========

      The Company's stock options (355,554 outstanding and exercisable at June 30, 2004) were not dilutive in the reporting periods as the average market prices of the Company's common stock did not exceed the exercise prices. The rights issued pursuant to the Company's Stockholder Protection Rights Plan were not dilutive in the reporting periods as the rights were not exercisable. The limited partnership units of Company L.P. not owned by the Company (447,017 at June 30, 2004) were not dilutive in the reporting periods as the Company reported net losses.

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

      The Company previously disclosed that its investment in AmeriCold Logistics met the criteria for consolidation under FIN No. 46 and it would consolidate AmeriCold Logistics beginning July 1, 2003 by restating its prior period consolidated financial statements. However, in October 2003, FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This position allowed public entities to defer the date for implementing FIN No. 46, except certain required disclosures, until the end of the first interim or annual period ending after December 15, 2003 if certain conditions apply. The Company concluded that it qualified for deferral and elected to implement FIN No. 46 on December 31, 2003. However, on December 24, 2003, FASB issued a revision to FIN No. 46 to, among other things, clarify some of the provisions of FIN No. 46. The revision allows a public entity which is a small business issuer, as defined in Regulation S-B, that has not previously applied FIN No. 46 to implement the revision no later than the end of the first interim or annual period ending after December 15, 2004. The Company meets the criteria of the small business issuer definition and has elected to implement the revision on December 31, 2004. The Company is evaluating its implementation alternatives (i.e., restatement of its previously issued consolidated financial statements or a cumulative effect adjustment). Had AmeriCold Logistics been consolidated as of June 30, 2004, the Company's accumulated deficit and accumulated other comprehensive loss would have increased to $130,391,000 and $15,363,000, respectively.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Vornado Operating Company
Paramus, New Jersey

      We have reviewed the accompanying condensed consolidated balance sheet of Vornado Operating Company and subsidiaries (the "Company") as of June 30, 2004, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003, and of cash flows for the six month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vornado Operating Company and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 4, 2004

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

OVERVIEW

      Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K (as amended by Amendment No. 1 to Form 10-K) for the year ended December 31, 2003.

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

      The Company's other potential source of cash is its investment in AmeriCold Logistics. However, AmeriCold Logistics has also reported losses since inception and, at June 30, 2004, the Company's 60% share of AmeriCold Logistics' partners' deficit was $63,163,000, which includes $65,552,000 of deferred rent (rent recognized as expense but not paid in cash) to its landlord, the Vornado REIT/Crescent REIT Partnership (the "Landlord"). AmeriCold Logistics anticipates that in 2004 additional cash flow will be provided from a lease restructuring or some other option. There can be no assurance that AmeriCold Logistics will be successful in obtaining additional cash flow. Further, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of obtaining additional cash flow, AmeriCold Logistics will not have the ability to distribute funds to the Company and, in turn, the Company will not have resources sufficient to repay its $26,179,000 loan from Vornado or the ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's significant accounting policies included in
Note 3 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company's critical accounting policies have not changed during the six months ended June 30, 2004.

Investments in and Advances to AmeriCold Logistics

      The Company's 60% interest in AmeriCold Logistics is currently accounted for under the equity method of accounting as COPI, the Company's partner in AmeriCold Logistics, has substantive participating rights. The investments in and advances to AmeriCold Logistics are recorded initially at cost and subsequently adjusted for the Company's share of comprehensive income or loss and cash distributions or principal repayments from AmeriCold Logistics. The interest earned on the advances to AmeriCold Logistics is recorded as a component of income or loss from AmeriCold Logistics. The Company does not record comprehensive losses in excess of the cost of its investments in and advances to AmeriCold Logistics, as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The Company did not record its 60% share of AmeriCold Logistics' net losses for the year ended December 31, 2003 and the six months ended June 30, 2004 as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002. In addition, the Company's cumulative share of other comprehensive losses of AmeriCold Logistics not recorded at June 30, 2004 was $6,882,000. The Company will record its share of future comprehensive income from AmeriCold Logistics only for the portion of such income that exceeds its share of comprehensive losses not previously recorded. The Company's exposure to losses from AmeriCold Logistics is limited to its investments in and advances to AmeriCold Logistics. The Company's method of accounting for AmeriCold Logistics will change in the fourth quarter of 2004 (see "Recently Issued Accounting Standards" below).

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

      The Company previously disclosed that its investment in AmeriCold Logistics met the criteria for consolidation under FIN No. 46 and it would consolidate AmeriCold Logistics beginning July 1, 2003 by restating its prior period consolidated financial statements. However, in October 2003, FASB issued FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. This position allowed public entities to defer the date for implementing FIN No. 46, except certain required disclosures, until the end of the first interim or annual period ending after December 15, 2003 if certain conditions apply. The Company concluded that it qualified for deferral and elected to implement FIN No. 46 on December 31, 2003. However, on December 24, 2003, FASB issued a revision to FIN No. 46 to, among other things, clarify some of the provisions of FIN No. 46. The revision allows a public entity which is a small business issuer, as defined in Regulation S-B, that has not previously applied FIN No. 46 to implement the revision no later than the end of the first interim or annual period ending after December 15, 2004. The Company meets the criteria of the small business issuer definition and has elected to implement the revision on December 31, 2004. The Company is evaluating its implementation alternatives (i.e., restatement of its previously issued consolidated financial statements or a cumulative effect adjustment). Had AmeriCold Logistics been consolidated as of June 30, 2004, the Company's accumulated deficit and accumulated other comprehensive loss would have increased to $130,391,000 and $15,363,000, respectively.

RESULTS OF OPERATIONS

      The Company had a net loss of $515,000 for the three months ended June 30, 2004, compared to $173,000 for the three months ended June 30, 2003, an increase of $342,000, and a net loss of $730,000 for the six months ended June 30, 2004, compared to $378,000 for the six months ended June 30, 2003, an increase of $352,000.

      General and administrative expenses were $599,000 for the three months ended June 30, 2004, compared to $257,000 for the three months ended June 30, 2003, an increase of $342,000. General and administrative expenses were $901,000 for the six months ended June 30, 2004, compared to $535,000 for the six months ended June 30, 2003, an increase of $366,000. These increases primarily resulted from (i) higher professional fees as the Company reviews its business alternatives and (ii) higher franchise taxes.

      Interest and debt expense to Vornado Realty Trust was $394,000 for the three months ended June 30, 2004, compared to $392,000 for the three months ended June 30, 2003, an increase of $2,000, and $784,000 for the six months ended June 30, 2004, compared to $780,000 for the six months ended June 30, 2003, an increase of $4,000. The higher average balances outstanding in the current year periods were offset by lower average LIBOR rates under the Revolving Credit Agreement with Vornado.

      The following represents the components of the Company's income from notes receivable from AmeriCold Logistics.

                                                     Three Months          Six Months
                                                    Ended June 30,       Ended June 30,
                                                ---------------------   -----------------
          (amounts in thousands)                  2004         2003       2004      2003
                                                --------     --------   --------  -------
Interest on loans...........................    $    220     $    252   $    448  $   507
Recovery from repayments of loans
  previously reduced by equity in losses....         257          223        504      428
                                                --------     --------   --------  -------
                                                $    477     $    475   $    952  $   935
                                                ========     ========   ========  =======

      The Company did not record $10,174,000 and $17,520,000, its 60% share of AmeriCold Logistics' net losses of $16,956,000 and $29,200,000, respectively, for the three and six months ended June 30, 2004, or $7,141,000 and $11,251,000, its 60% share of AmeriCold Logistics' net losses of $11,902,000 and $18,752,000, respectively, for the three and six months ended June 30, 2003, as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002 and as the Company is not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The decreases in interest earned on the Company's loans to AmeriCold Logistics are attributable to lower average loans outstanding in the current year periods. The Company recognized loan repayments from AmeriCold Logistics that were made during the reporting periods as income as these loans were previously reduced by equity in losses of AmeriCold Logistics.

      To keep the Company's stockholders knowledgeable about the Company's sole investment, a discussion of AmeriCold Logistics' results of operations is included below. The amounts discussed below in "AmeriCold Logistics' Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003" exclude income related to the Company's loans with AmeriCold Logistics.

   AmeriCold Logistics' Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

      The following is a discussion of the results of operations of AmeriCold Logistics, the Company's investee in the temperature controlled logistics business (see the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of this business and see Note 4 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for condensed balance sheet and operating data of AmeriCold Logistics). The data below represents 100% of this business, in which the Company holds a 60% interest. For the purpose of the discussion below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers ("Managed Warehouses") and (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments.

            Certain prior period amounts in this discussion were reclassified to conform to the current period presentation.

            Revenues were $165,674,000 for the three months ended June 30, 2004, compared to $154,158,000 for the three months ended June 30, 2003, an increase of $11,516,000, and $335,911,000 for the six months ended June 30, 2004, compared to $313,880,000 for the six months ended June 30, 2003, an increase of $22,031,000. Revenues from Leased Operations were $102,644,000 for the three months ended June 30, 2004, compared to $102,507,000 for the three months ended June 30, 2003, an increase of $137,000, and $207,293,000 for the six months ended June 30, 2004, compared to $207,587,000 for the six months ended June 30, 2003, a decrease of $294,000. Revenues from Other Operations were $63,030,000 for the three months ended June 30, 2004, compared to $51,651,000 for the three months ended June 30, 2003, an increase of $11,379,000, and $128,618,000 for the six months ended June 30, 2004, compared to $106,293,000 for the six months ended June 30, 2003, an increase of $22,325,000.

            The increase in revenue from Other Operations was due to new Managed Warehouse contracts that commenced after the first quarter of 2003 and additional Transportation Management Services business in 2004 from both new and existing customers.

            The gross margin for Leased Operations was $34,548,000, or 33.7%, for the three months ended June 30, 2004, compared to $36,493,000, or 35.6%, for the three months ended June 30, 2003, a decrease of $1,945,000, and $71,831,000, or 34.7%, for the six months ended June 30, 2004, compared to $76,216,000, or 36.7%, for the six months ended June 30, 2003, a decrease of $4,385,000. These decreases were attributable to (i) start up costs for existing customers at new locations and (ii) a change in revenue mix as higher margin storage revenues declined and lower margin handling revenues increased.

            Operating income from Other Operations was $3,226,000 for the three months ended June 30, 2004, compared to $3,892,000 for the three months ended June 30, 2003, a decrease of $666,000, and $6,818,000 for the six months ended June 30, 2004, compared to $7,686,000 for the six months ended June 30, 2003, a decrease of $868,000. These decreases were the result of lower margins for the Transportation Management Services business due to unused truck capacity and increased costs as a result of new legislation reducing the maximum hours that truck drivers are permitted to drive in a day, partially offset by increased margin from new and existing Managed Warehouse customers.

            Rent expense was $41,708,000 for the three months ended June 30, 2004, compared to $41,799,000 for the three months ended June 30, 2003, a decrease of $91,000, and $82,268,000 for the six months ended June 30, 2004, compared to $81,304,000 for the six months ended June 30, 2003, an increase of $964,000.

            General and administrative expenses were $8,481,000 for the three months ended June 30, 2004, compared to $7,759,000 for the three months ended June 30, 2003, an increase of $722,000, and $17,316,000 for the six months ended June 30, 2004, compared to $15,819,000 for the six months ended June 30, 2003, an increase of $1,497,000. These increases were primarily due to higher professional fees, payroll and travel expenses.

            Depreciation and amortization expense was $2,747,000 for the three months ended June 30, 2004, compared to $2,456,000 for the three months ended June 30, 2003, an increase of $291,000, and $5,578,000 for the six months ended June 30, 2004, compared to $4,858,000 for the six months ended June 30, 2003, an increase of $720,000. These increases were primarily attributable to depreciation on additional machinery and equipment.

            Interest expense was $1,175,000 for the three months ended June 30, 2004, compared to $823,000 for the three months ended June 30, 2003, an increase of $352,000, and $2,231,000 for the six months ended June 30, 2004, compared to $1,654,000 for the six months ended June 30, 2003, an increase of $577,000. These increases resulted from higher average deferred rent balances, partially offset by lower average borrowings outstanding.

            Other expense, net, was $619,000 for the three months ended June 30, 2004, compared to other income, net, of $550,000 for the three months ended June 30, 2003, a decrease of $1,169,000. Other expense, net, was $456,000 for the six months ended June 30, 2004, compared to other income, net, of $981,000 for the six months ended June 30, 2003, a decrease of $1,437,000. These decreases resulted primarily from taxes on earnings from AmeriCold Logistics' warehouse in Alberta, Canada and foreign currency translation losses in the current year, compared to foreign currency gains in the prior year.

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

      The Company's other potential source of cash is its investment in AmeriCold Logistics. However, AmeriCold Logistics has also reported losses since inception and, at June 30, 2004, the Company's 60% share of AmeriCold Logistics' partners' deficit was $63,163,000, which includes $65,552,000 of deferred rent (rent recognized as expense but not paid in cash) to its Landlord. AmeriCold Logistics anticipates that in 2004 additional cash flow will be provided from a lease restructuring or some other option. There can be no assurance that AmeriCold Logistics will be successful in obtaining additional cash flow. Further, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of obtaining additional cash flow, AmeriCold Logistics will not have the ability to distribute funds to the Company and in turn, the Company will not have resources sufficient to repay its $26,179,000 loan from Vornado or the ability to continue as a going concern.

      The Company has a $75,000,000 unsecured Revolving Credit Agreement with Vornado which expires on December 31, 2004. Borrowings under this facility bear interest at LIBOR plus 3% (4.37% at June 30, 2004). The Company pays Vornado a commitment fee equal to 1% per annum on the average daily unused portion of the facility pursuant thereto; for the six months ended June 30, 2004 and 2003, the Company recorded commitment fees under the facility of $249,000 and $256,000, respectively. Amounts may be borrowed under the Revolving Credit Agreement, repaid and reborrowed from time to time on a revolving basis (so long as the principal amount outstanding at any time does not exceed $75,000,000). Principal payments are not required under the Revolving Credit Agreement during its term. The Revolving Credit Agreement prohibits the Company from incurring indebtedness to third parties (other than certain purchase money debt and certain other exceptions) and prohibits the Company from paying any dividends. The Company currently has no external sources of financing except this facility. At June 30, 2004, $2,375,000 of interest and commitment fees were unpaid, which reduces the availability under the Revolving Credit Agreement to $48,821,000. After December 31, 2004, balances outstanding under this facility will bear interest at LIBOR plus 6%. See the preceeding two paragraphs regarding the substantial doubt as to the Company's ability to continue as a going concern and discharge this liability in the normal course of business.

      At June 30, 2004, $6,969,000 was outstanding under the Company's secured loans to AmeriCold Logistics, which mature on December 31, 2004. These loans are carried at zero in the Company's consolidated balance sheets as they have been fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics is required to make loan payments approximating $159,000 per month. The portions of the loan payments that represented the repayment of principal during the reporting periods covered herein are reflected as income from AmeriCold Logistics as this principal was previously reduced to zero by equity in losses of AmeriCold Logistics.

      During the six months ended June 30, 2004, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer the payment of rent. AmeriCold Logistics' deferred rent liability at June 30, 2004 is as follows:

(amounts in thousands)                                             Total
                                                               --------------
Deferred during the three months ended June 30, 2004.........  $       16,085
Deferred during the three months ended March 31, 2004........          10,775
Aggregate deferral at December 31, 2003......................          82,394
                                                               --------------
                                                               $      109,254
                                                               ==============

      On January 20, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $6,120,000 to a joint venture (the "Quarry Company") owned by Vornado (44%) and Crescent Real Estate Equities Company (56%), the owners of the Landlord, for $6,000,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale. The accounts receivable have been collected in full.

      On March 29, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $4,080,000 to the Quarry Company for $4,000,000 in cash. AmeriCold Logistics recognized a loss of $80,000 on the sale. The accounts receivable have been collected in full.

      On July 2, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $6,120,000 to the Quarry Company for $6,000,000 in cash. AmeriCold Logistics will recognize a loss of $120,000 on the sale in the three months ended September 30, 2004. AmeriCold Logistics also agreed to act as agent to collect the accounts receivable. The Company does not believe that any significant servicing asset or liability exists.

      At December 31, 2002, the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics. AmeriCold Logistics has reported losses since its inception and, at June 30, 2004, the Company's share of AmeriCold Logistics' partners' deficit was $63,163,000, which includes $65,552,000 of deferred rent (rent recognized as expense but not paid in cash) to the Landlord. On March 2, 2004, AmeriCold Logistics and the Landlord extended the deferred rent period to December 31, 2005 from December 31, 2004. Based on the right to defer rent, the management of AmeriCold Logistics anticipates it will have sufficient cash flows to operate at least through June 30, 2005. AmeriCold Logistics anticipates that in 2004 additional cash flow will be provided from a lease restructuring or some other option. There can be no assurance that AmeriCold Logistics will be successful in obtaining additional cash flow. Further, the Landlord is under no obligation to restructure the leases and there can be no assurance that it will do so. In the absence of obtaining additional cash flow, AmeriCold Logistics will not have the ability to distribute funds to the Company and, in turn, the Company will not have resources sufficient to repay its $26,179,000 loan from Vornado or the ability to continue as a going concern.

Cash Flows for the Six Months Ended June 30, 2004

      Net cash used in operating activities of $135,000 was comprised of (i) a net loss of $730,000 and (ii) the recovery from repayments on loans to AmeriCold Logistics previously reduced by equity in losses of $504,000, partially offset by (iii) the net change in operating assets and liabilities of $1,099,000.

      Cash provided by investing activities of $504,000 resulted from repayments of loans to AmeriCold Logistics.

      There were no cash flows from financing activities.

Cash Flows for the Six Months Ended June 30, 2003

      Net cash provided by operating activities of $5,000 was comprised of (i) the net change in operating assets and liabilities of $811,000, partially offset by (ii) a net loss of $378,000 and (iii) the recovery from repayments on loans to AmeriCold Logistics previously reduced by equity in losses of $428,000.

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

      The fair value of the note payable to Vornado at June 30, 2004 was approximately $21,985,000. The fair value was estimated by discounting the future cash flows using current market rates available to the Company. Such fair value estimate is not necessarily indicative of the amount that would be paid upon liquidation of the Company's note payable.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 27, 2004, the Company held its Annual Meeting of Stockholders. Two proposals were presented for approval for which the stockholders voted, in person or by proxy. The results of the voting are shown below.

1) The election of two nominees to serve on the Board of Directors for a term of three years or until their respective successors are duly elected and qualified.

       NOMINEES               VOTES CAST FOR     VOTES WITHHELD
---------------------         --------------     --------------
     Steven Roth                3,225,444           265,194
Michael D. Fascitelli           3,225,460           265,178

      Because of the nature of the election of directors, there were no abstentions or broker non-votes. In addition, directors whose term of office continued after the Annual Meeting were: Douglas H. Dittrick, Martin N. Rosen, Dr. Richard R. West and Russell B. Wight, Jr.

2) The ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors.

VOTES CAST FOR          VOTES CAST AGAINST    ABSTENTIONS
--------------          ------------------    -----------
  3,416,051                   74,283              304

      Because of the nature of the ratification of the Company's independent auditors, there were no broker non-votes.

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

      On June 23, 2004, Crescent Operating, Inc. ("COPI"), the Company's joint venture partner in AmeriCold Logistics, announced that the United States Bankruptcy Court had entered an order confirming COPI's plan of reorganization. Consummation of this plan of reorganization will occur upon the sale of COPI's interest in AmeriCold Logistics, payment of COPI's creditors and distribution of shares of stock of Crescent Real Estate Equities Company to COPI's stockholders. COPI also announced that it believes the plan of reorganization will be consummated during the third or fourth quarter of 2004. It is uncertain what effect this proposed change in ownership will have on the operations and management of AmeriCold Logistics.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

(b)   Reports on Form 8-K

      During the three months ended June 30, 2004, Vornado Operating Company did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                VORNADO OPERATING COMPANY
                                        ----------------------------------------
                                                       (Registrant)

Date: August 5, 2004                    By:         /s/ Joseph Macnow
                                           -------------------------------------
                                               Joseph Macnow, Executive Vice
                                           President and Chief Financial Officer
                                          (duly authorized officer and principal
                                            financial and accounting officer)

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