Form 10-Q
period 2004-09-30
VORNADO OPERATING CO
filed 2004-11-04
CIK 1050080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004
                               -------------------------------------------------

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number  001-14525
                        --------------------------------------------------------

                            VORNADO OPERATING COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                22-3569068
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


210 ROUTE 4 EAST, PARAMUS, NEW JERSEY                     07652
----------------------------------------    ------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 [ ] Yes [X] No

As of November 1, 2004, there were 4,068,924 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                                      INDEX


                                                                                                    Page Number
                                                                                                    -----------
PART I.          FINANCIAL INFORMATION

        ITEM 1.     Financial Statements:

                    Consolidated Balance Sheets as of
                       September 30, 2004 (unaudited) and December 31, 2003.......................       3

                    Consolidated Statements of Operations (unaudited) for the
                       Three and Nine Months Ended September 30, 2004 and September 30, 2003......       4

                    Consolidated Statements of Cash Flows (unaudited) for the
                       Nine Months Ended September 30, 2004 and September 30, 2003................       5

                    Notes to Consolidated Financial Statements (unaudited)........................       6

                    Report of Independent Registered Public Accounting Firm.......................      11

        ITEM 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..............................      12

        ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk....................      17

        ITEM 4.     Controls and Procedures.......................................................      17


PART II.         OTHER INFORMATION

        ITEM 1.     Legal Proceedings.............................................................      18

        ITEM 5.     Other Information.............................................................      18

        ITEM 6.     Exhibits......................................................................      20

SIGNATURES          ..............................................................................      21

EXHIBIT INDEX       ..............................................................................      22

PART I. FINANCIAL INFORMATION
      ITEM 1. FINANCIAL STATEMENTS


                            VORNADO OPERATING COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                                                         (UNAUDITED)
                                                                                        SEPTEMBER 30,        DECEMBER 31,
                                                                                            2004                 2003
                                                                                       ---------------      --------------
ASSETS

Cash and cash equivalents, including U.S. government obligations under
      repurchase agreements of $1,210,000 and $650,000, respectively............       $     1,708,761       $   1,118,189
Investments in and advances to AmeriCold Logistics..............................                    --                  --
Interest receivable from AmeriCold Logistics....................................                29,199              33,655
Prepaid expenses and other assets...............................................                 9,781             204,784
                                                                                       ---------------       -------------
Total assets....................................................................       $     1,747,741       $   1,356,628
                                                                                       ===============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note, interest, and fees payable to Vornado Realty Trust........................       $    26,606,948       $  25,394,254
Due to Vornado Realty Trust.....................................................                82,500              77,440
Accounts payable and accrued expenses...........................................               272,775             102,484
                                                                                       ---------------       -------------
Total liabilities...............................................................            26,962,223          25,574,178
                                                                                       ---------------       -------------
Minority interest...............................................................                    --                  --
                                                                                       ---------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Common stock: par value $0.01 per share; authorized, 40,000,000 shares;
      issued and outstanding, 4,068,924 shares at each period end...............                40,689              40,689
Additional paid-in capital......................................................            22,462,555          22,462,555
Accumulated deficit.............................................................           (45,381,579)        (44,384,647)
                                                                                       ---------------       -------------
                                                                                           (22,878,335)        (21,881,403)
Accumulated other comprehensive loss............................................            (2,336,147)         (2,336,147)
                                                                                       ---------------       -------------
Total stockholders' deficit.....................................................           (25,214,482)        (24,217,550)
                                                                                       ---------------       -------------
Total liabilities and stockholders' deficit.....................................       $     1,747,741       $   1,356,628
                                                                                       ===============       =============

                See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                           -----------------------------------------------------------------
                                                               2004             2003              2004              2003
                                                           ------------      ------------     ------------      ------------
REVENUES
Interest income......................................      $      3,096      $        783     $      5,853      $      2,649

EXPENSES
General and administrative (including fees to
   Vornado Realty Trust of $82,500 in each three
   month period and $247,500 in each nine month period)         317,851           357,914        1,218,493           892,393
                                                           ------------      ------------     ------------      ------------
                                                               (314,755)         (357,131)      (1,212,640)         (889,744)

Interest and debt expense to Vornado Realty Trust....          (428,399)         (387,148)      (1,212,694)       (1,167,576)

Income from notes receivable from AmeriCold Logistics           476,187           477,114        1,428,402         1,412,314
                                                           ------------      ------------     ------------      ------------
Loss before minority interest........................          (266,967)         (267,165)        (996,932)         (645,006)

Minority interest....................................                --                --               --                --
                                                           ------------      ------------     ------------      ------------


NET LOSS.............................................      $   (266,967)     $   (267,165)    $   (996,932)     $   (645,006)
                                                           ============      ============     ============      ============

Net loss per share -- basic and diluted..............      $      (0.07)     $      (0.07)    $      (0.25)     $      (0.16)
                                                           ============      ============     ============      ============

                See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       ---------------------------------------
                                                                                            2004                     2003
                                                                                       ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss......................................................................... $     (996,932)         $     (645,006)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         Recovery from repayments of loans to AmeriCold Logistics
           previously reduced by equity in losses.....................................       (768,882)               (658,049)
     Changes in operating assets and liabilities:
         Prepaid expenses and other assets............................................        195,003                 180,309
         Interest and fees payable on note from Vornado Realty Trust..................      1,212,694               1,167,576
         Interest receivable from AmeriCold Logistics.................................          4,456                  18,572
         Accounts payable and accrued expenses........................................        170,291                  (9,698)
         Due to Vornado Realty Trust..................................................          5,060                   1,356
                                                                                       --------------          --------------
Net cash (used in) provided by operating activities...................................       (178,310)                 55,060
                                                                                       --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Repayments of loans to AmeriCold Logistics.......................................        768,882                 658,049
                                                                                       --------------          --------------

Net increase in cash and cash equivalents.............................................        590,572                 713,109
Cash and cash equivalents at beginning of period......................................      1,118,189                 344,686
                                                                                       --------------          --------------
Cash and cash equivalents at end of period............................................ $    1,708,761          $    1,057,795
                                                                                       ==============          ==============

            See notes to consolidated financial statements.

                            VORNADO OPERATING COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION

      Vornado Operating Company, a Delaware corporation, holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of September 30, 2004, owned a 90.1% partnership interest in, Company L.P. All references to the "Company" refer to Vornado Operating Company and its subsidiaries, including Company L.P. Company L.P. owns 60% of Vornado Crescent Logistics Operating Partnership ("VCLOP") which, at September 30, 2004, owned AmeriCold Logistics, LLC ("AmeriCold Logistics"). AmeriCold Logistics is the operator of a temperature-controlled logistics business.

2.    BASIS OF PRESENTATION

      The consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with Article 10 of Regulation S-X and the instructions to Form 10-Q. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

      The accompanying consolidated financial statements include the accounts of the Company and Company L.P. All significant intercompany amounts have been eliminated. On November 4, 2004, VCLOP sold AmeriCold Logistics to its landlord, Americold Realty Trust ("ART") for $47,700,000 in cash (see Note 3). Prior to this transaction and as of September 30, 2004, the Company accounted for its 60% indirect interest in AmeriCold Logistics under the equity method of accounting as Crescent Operating, Inc. ("COPI"), the 40% indirect owner of AmeriCold Logistics, had substantive participating rights. The investments in and advances to AmeriCold Logistics were recorded initially at cost and subsequently adjusted for the Company's share of comprehensive income or loss and cash distributions or principal repayments from AmeriCold Logistics. The interest earned on the advances to AmeriCold Logistics was recorded as a component of income or loss from AmeriCold Logistics. The Company did not record comprehensive losses in excess of the cost of its investments in and advances to AmeriCold Logistics, as the Company was not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The Company did not record its 60% share of AmeriCold Logistics' net losses for the year ended December 31, 2003 and the nine months ended September 30, 2004, as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002. In addition, the Company's cumulative share of other comprehensive losses of AmeriCold Logistics not recorded at September 30, 2004 was $6,882,000.

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

3.    SALE OF AMERICOLD LOGISTICS

      On November 4, 2004, VCLOP sold AmeriCold Logistics to its landlord, ART, for $47,700,000 in cash. VCLOP distributed substantially all of the sale proceeds to the Company ($28,575,000) and COPI ($19,050,000). The Company used $26,760,000 of its distribution from VCLOP to repay the amount outstanding under its revolving credit agreement with Vornado Realty Trust ("Vornado"). In addition, after acquiring AmeriCold Logistics, ART repaid the secured loans payable to the Company in the amount of $6,645,000.

      The sale of AmeriCold Logistics was negotiated and approved by a Special Committee of the Company's independent directors formed to consider and negotiate the sale. The Special Committee was advised by an independent investment banker and independent legal counsel. The Board of Directors is considering alternatives

                            VORNADO OPERATING COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


for the Company, including liquidation and dissolution, which would have to be approved by a majority of the holders of the Company's common shares.

      The Company will record a gain of approximately $32,898,000 which is comprised of (i) the $26,284,000 gain on the sale of AmeriCold Logistics after offsetting the share of comprehensive losses of AmeriCold Logistics not previously recorded by the Company and (ii) the $6,614,000 gain resulting from the repayment of secured loans to AmeriCold Logistics, which had been carried at zero on the Company's accompanying consolidated balance sheet. In addition, the Company will reverse $2,336,000 of accumulated other comprehensive losses (the recorded share of AmeriCold Logistics' other comprehensive losses).

      The pro forma information set forth below presents the Company's (i) condensed consolidated balance sheet as of September 30, 2004 as if the transactions described above occurred on September 30, 2004 and (ii) condensed consolidated statements of operations for the nine months ended September 30, 2004 and the year ended December 31, 2003 as if the transactions described above occurred on January 1, 2003.


(amounts in thousands, except per share amounts)            September 30, 2004
                                                       -----------------------------
                                                       Historical          Pro Forma
                                                       ----------          ---------
Cash and cash equivalents.......................         $  1,709           $ 10,411
Interest receivable from AmeriCold Logistics....               29                 --
Prepaid expenses and other assets...............               10                 55
                                                         --------           --------
                                                         $  1,748           $ 10,466
                                                         ========           ========

Note, interest and fees payable to Vornado......         $ 26,607           $     --
Due to Vornado..................................               82                 82
Accounts payable and accrued expenses...........              273                273
                                                         --------           --------
                                                           26,962                355
                                                         --------           --------

Minority interest...............................               --              1,004
                                                         --------           --------
Stockholders' (deficit) equity..................          (25,214)             9,107
                                                         --------           --------
                                                         $  1,748             10,466
                                                         ========           ========

                                                            Nine Months Ended                   Year Ended
                                                            September 30, 2004                December 31, 2003
                                                       -----------------------------     -----------------------------
                                                       Historical          Pro Forma     Historical          Pro Forma
                                                       ----------          ---------     ----------          ---------
Interest income.................................          $     6            $     6        $     3            $     3
General and administrative expense..............            1,219              1,219          1,118              1,118
                                                         --------           --------       --------           --------
                                                           (1,213)            (1,213)        (1,115)            (1,115)
Interest and debt expense to Vornado............           (1,213)                --         (1,560)                --
Income from AmeriCold Logistics.................            1,429                 --          1,890             34,640
Minority interest...............................               --                120             --             (1,234)
                                                         --------           --------       --------           --------
Net (loss) income...............................          $  (997)           $(1,093)       $  (785)           $32,291
                                                         ========           ========       ========           ========

Net (loss) income per share:
     Basic......................................          $ (0.25)           $ (0.27)       $ (0.19)           $  7.94
     Diluted....................................            (0.25)             (0.27)         (0.19)              7.15

4.    INVESTMENTS IN AND ADVANCES TO AMERICOLD LOGISTICS

      At September 30, 2004, $6,705,000 was outstanding under the Company's secured loans to AmeriCold Logistics (these loans were repaid on November 4, 2004, as described in Note 3). The loans were carried at zero in the accompanying consolidated balance sheets of the Company as they had been fully absorbed by the Company's share of comprehensive losses of AmeriCold Logistics. The portions of the loan payments that represented the repayment of principal during the reporting periods covered herein are reflected as income from AmeriCold Logistics as this principal was previously reduced to zero by equity in losses of AmeriCold Logistics.

                            VORNADO OPERATING COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


      The following condensed balance sheet data represents 100% of AmeriCold Logistics, in which the Company held a 60% interest until November 4, 2004 (see
Note 3).

      (amounts in thousands)         September 30, 2004     December 31, 2003
                                     ------------------     -----------------
Current assets......................  $        110,835      $        118,560
Non-current assets..................            44,563                47,478
                                      ----------------      ----------------
                                      $        155,398      $        166,038
                                      ================      ================

Current liabilities.................  $        118,126      $        115,556
Non-current liabilities.............           164,941               126,554
                                      ----------------      ----------------
                                      $        283,067      $        242,110
                                      ================      ================

Partners' deficit...................  $       (127,669)     $        (76,072)
                                      ================      ================


      The following condensed operating data represents 100% of AmeriCold Logistics, in which the Company held a 60% interest until November 4, 2004 (see
Note 3).

                                                            Three Months                       Nine Months
                                                         Ended September 30,               Ended September 30,
                                                     --------------------------       --------------------------
              (amounts in thousands)                    2004            2003             2004            2003
                                                     ----------      ----------       ----------     -----------
Revenues.......................................      $ 173,333       $ 163,676        $ 509,244      $  477,556
Costs applicable to revenues...................       (138,601)       (120,916)        (395,863)       (350,894)
                                                     ---------       ---------        ---------        --------
Gross margin...................................         34,732          42,760          113,381         126,662
Depreciation and amortization..................         (2,598)         (2,469)          (8,176)         (7,327)
Rent...........................................        (42,937)        (41,190)        (125,205)       (122,494)
Other expenses, net............................        (11,594)         (9,332)         (31,597)        (25,824)
                                                     ---------       ---------        ---------        --------
Net loss (1)...................................      $ (22,397)      $ (10,231)       $ (51,597)     $  (28,983)
                                                     =========       =========        =========      ==========

----------
(1) The Company did not record its 60% share of AmeriCold Logistics' net losses in any of the reporting periods covered herein as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002.


      The following represents the components of the Company's income from notes receivable from AmeriCold Logistics.

                                                          Three Months                       Nine Months
                                                       Ended September 30,               Ended September 30,
                                                     -------------------------        --------------------------
            (amounts in thousands)                     2004            2003             2004              2003
                                                     ---------       ---------        ---------        ---------
Interest on loans..............................      $     212       $     247        $     660        $     754
Recovery from repayments of loans previously
  reduced by equity in losses..................            264             230              768              658
                                                     ---------       ---------        ---------        ---------
                                                     $     476       $     477        $   1,428        $   1,412
                                                     =========       =========        =========        =========

                            VORNADO OPERATING COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


      During the nine months ended September 30, 2004, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer the payment of rent. AmeriCold Logistics' deferred rent liability at September 30, 2004 is as follows:

      (amounts in thousands)
                                                             Total
                                                         --------------
      Deferred during the three months ended:
           September 30, 2004........................    $       13,188
           June 30, 2004.............................            16,085
           March 31, 2004............................            10,775
      Deferred prior to December 31, 2003............            82,394
                                                         --------------
                                                         $      122,442 (1)
                                                         ==============


      (1) This amount was included in the non-current liabilities of AmeriCold Logistics. As a result of the sale of AmeriCold Logistics discussed in Note 3, $114,105 of this liability was forgiven and $8,337 was assumed by ART.

      On January 20, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $6,120,000 to a joint venture (the "Quarry Company") owned by Vornado and Crescent Real Estate Equities Company, the owners of ART, for $6,000,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale. The accounts receivable have been collected in full.

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

      On September 29, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $5,610,000 to the Quarry Company for $5,500,000 in cash. AmeriCold Logistics recognized a loss of $110,000 on the sale and also agreed to act as agent to collect the accounts receivable. The Company did not believe that any significant servicing asset or liability existed.

5.    COMMITMENTS AND CONTINGENCIES

      The Company is from time to time involved in legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters will not have a material effect on the Company's financial condition, results of operations or cash flows.

6.    LOSS PER SHARE

      The following table sets forth the computation of basic and diluted loss per share.

         (amounts in thousands, except                   Three Months                        Nine Months
         share and per share amounts)                Ended September 30,                 Ended September 30,
                                                 -----------------------------      ----------------------------
                                                     2004            2003               2004           2003
                                                 -------------   -------------      -------------  -------------
Numerator:
     Net loss................................... $       (267)   $       (267)      $       (997)  $       (645)
                                                 ============    ============       ============   ============

Denominator:
     Weighted average shares outstanding........
                                                    4,068,924       4,068,924          4,068,924      4,068,924
                                                 ============    ============       ============   ============

Net loss per share -- basic and diluted......... $      (0.07)   $      (0.07)      $      (0.25)  $      (0.16)
                                                 ============    ============       ============   ============

      The Company's stock options (355,554 outstanding and exercisable at September 30, 2004) were not dilutive in the reporting periods as the average market prices of the Company's common stock did not exceed the exercise

                            VORNADO OPERATING COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


prices. The rights issued pursuant to the Company's Stockholder Protection Rights Plan were not dilutive in the reporting periods as the rights were not exercisable. The limited partnership units of Company L.P. not owned by the Company (447,017 at September 30, 2004) were not dilutive in the reporting periods as the Company reported net losses.

7.    REVOLVING CREDIT AGREEMENT

      The Company had a $75,000,000 unsecured revolving credit agreement with Vornado which was scheduled to expire on December 31, 2004. As described in Note 3, the Company repaid the amount outstanding under this facility on November 4, 2004 and the facility was terminated.

8.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 required the consolidation of an entity by an enterprise if (i) that enterprise, known as a "primary beneficiary," has an interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) the entity is a variable interest entity. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. In December 2003, FASB issued a revision to FIN No. 46 to, among other things, clarify some of the provisions of FIN No. 46. The revision allows a public entity which is a small business issuer, as defined in Regulation S-B, that has not previously applied FIN No. 46 to implement the revision no later than the end of the first interim or annual period ending after December 15, 2004. The Company meets the criteria of the small business issuer definition and has elected to implement the revision on December 31, 2004. The implementation of the revision to FIN No. 46 will not have an impact on the Company's consolidated financial statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Stockholders and Board of Directors
Vornado Operating Company
Paramus, New Jersey

      We have reviewed the accompanying condensed consolidated balance sheet of Vornado Operating Company and subsidiaries (the "Company") as of September 30, 2004, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003, and of cash flows for the nine month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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


Parsippany, New Jersey
November 4, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. The Company's future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "intends," "plans" or similar expressions in this Quarterly Report on Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond the Company's ability to control or predict. Factors that might cause such a material difference include, but are not limited to: (a) the Company's limited financial resources; (b) restrictions on the Company's business and future opportunities; (c) dependence upon Vornado Realty Trust ("Vornado"); (d) the substantial influence of the Company's controlling stockholders and conflicts of interest; (e) risks associated with potential investments and the ability to manage those investments; (f) competition; (g) dependence on key personnel; (h) potential anti-takeover effects of the Company's charter documents and Stockholder Protection Rights Plan and applicable law; (i) dependence on distributions from subsidiaries; (j) potential costs of compliance with environmental laws; (k) changes in the general economic climate; (l) government regulations; and (m) the potential liquidation and dissolution of the Company. See "Item 1. Business - Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as updated by the disclosures herein.

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

      The Company, a Delaware corporation, holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of September 30, 2004, owned a 90.1% partnership interest in, Company L.P. Company L.P. owns 60% of Vornado Crescent Logistics Operating Partnership ("VCLOP") which, at September 30, 2004, owned AmeriCold Logistics, LLC ("AmeriCold Logistics"). AmeriCold Logistics is the operator of a temperature-controlled logistics business.

SALE OF AMERICOLD LOGISTICS

      On November 4, 2004, VCLOP sold AmeriCold Logistics to its landlord, Americold Realty Trust ("ART"), for $47,700,000 in cash. VCLOP distributed substantially all of the sale proceeds to the Company ($28,575,000) and COPI ($19,050,000). The Company used $26,760,000 of its distribution from VCLOP to repay the amount outstanding under its revolving credit agreement with Vornado. In addition, after acquiring AmeriCold Logistics, ART repaid the secured loans payable to the Company in the amount of $6,645,000.

      The sale of AmeriCold Logistics was negotiated and approved by a Special Committee of the Company's independent directors formed to consider and negotiate the sale. The Special Committee was advised by an independent investment banker and independent legal counsel. The Board of Directors is considering alternatives for the Company, including liquidation and dissolution, which would have to be approved by a majority of the holders of the Company's common shares.

      The Company will record a gain of approximately $32,898,000 which is comprised of (i) the $26,284,000 gain on the sale of AmeriCold Logistics after offsetting the share of comprehensive losses of AmeriCold Logistics not previously recorded by the Company and (ii) the $6,614,000 gain resulting from the repayment of secured loans to AmeriCold Logistics, which had been carried at zero on the Company's accompanying consolidated balance sheet. In addition, the Company will reverse $2,336,000 of accumulated other comprehensive losses (the recorded share of AmeriCold Logistics' other comprehensive losses).

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's significant accounting policies included in
Note 3 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company's critical accounting policies have not changed during the nine months ended September 30, 2004.

Investments in and Advances to AmeriCold Logistics

      The Company's 60% interest in AmeriCold Logistics, which was sold on November 4, 2004, was accounted for under the equity method of accounting as COPI, the Company's partner in AmeriCold Logistics, had substantive participating rights. The investments in and advances to AmeriCold Logistics were recorded initially at cost and subsequently adjusted for the Company's share of comprehensive income or loss and cash distributions or principal repayments from AmeriCold Logistics. The interest earned on the advances to AmeriCold Logistics was recorded as a component of income or loss from AmeriCold Logistics. The Company did not record comprehensive losses in excess of the cost of its investments in and advances to AmeriCold Logistics, as the Company was not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The Company did not record its 60% share of AmeriCold Logistics' net losses for the year ended December 31, 2003 and the nine months ended September 30, 2004 as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002.

Recently Issued Accounting Standards

      In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 required the consolidation of an entity by an enterprise if (i) that enterprise, known as a "primary beneficiary," has an interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) the entity is a variable interest entity. An entity is a variable interest entity if (a) the total equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (b) the equity investors do not have the characteristics of a controlling financial interest in the entity. In December 2003, FASB issued a revision to FIN No. 46 to, among other things, clarify some of the provisions of FIN No. 46. The revision allows a public entity which is a small business issuer, as defined in Regulation S-B, that has not previously applied FIN No. 46 to implement the revision no later than the end of the first interim or annual period ending after December 15, 2004. The Company meets the criteria of the small business issuer definition and has elected to implement the revision on December 31, 2004. The implementation of the revision to FIN No. 46 will not have an impact on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

      The Company had a net loss of $267,000 for both the three months ended September 30, 2004 and 2003, and a net loss of $997,000 for the nine months ended September 30, 2004, compared to $645,000 for the nine months ended September 30, 2003, an increase of $352,000.

      General and administrative expenses were $318,000 for the three months ended September 30, 2004, compared to $358,000 for the three months ended September 30, 2003, a decrease of $40,000. General and administrative expenses were $1,218,000 for the nine months ended September 30, 2004, compared to $892,000 for the nine months ended September 30, 2003, an increase of $326,000. The increase for the nine months ended September 30, 2004 primarily resulted from (i) higher professional fees as the Company reviews its business alternatives and (ii) higher franchise taxes. The decrease for the three months ended September 30, 2004 resulted from higher professional fees in the prior year quarter relating to the Company's evaluation of FIN No. 46 and delisting from the American Stock Exchange.

      Interest and debt expense to Vornado Realty Trust was $428,000 for the three months ended September 30, 2004, compared to $387,000 for the three months ended September 30, 2003, an increase of $41,000, and $1,213,000 for the nine months ended September 30, 2004, compared to $1,168,000 for the nine months ended September 30, 2003, an increase of $45,000. These increases resulted from higher average balances outstanding under the Revolving Credit Agreement with Vornado in the current year periods and higher average LIBOR rates in the three months ended September 30, 2004.

      The following represents the components of the Company's income from notes receivable from AmeriCold Logistics.

                                                           Three Months                   Nine Months
                                                        Ended September 30,           Ended September 30,
                                                        -------------------           -------------------
                 (amounts in thousands)                2004            2003           2004           2003
                                                       ----            ----           ----           ----

       Interest on loans...........................    $    212     $      247      $      660     $      754
       Recovery from repayments of loans
         previously reduced by equity in losses....         264            230             768            658
                                                       --------     ----------      ----------     ----------
                                                       $    476     $      477      $    1,428     $    1,412
                                                       ========     ==========      ==========     ==========

      The Company did not record $13,438,000 and $30,958,000, its 60% share of AmeriCold Logistics' net losses of $22,397,000 and $51,597,000, respectively, for the three and nine months ended September 30, 2004, or $6,139,000 and $17,390,000, its 60% share of AmeriCold Logistics' net losses of $10,231,000 and $28,983,000, respectively, for the three and nine months ended September 30, 2003, as the Company's investments in and advances to AmeriCold Logistics were fully absorbed by the Company's share of the comprehensive losses of AmeriCold Logistics at December 31, 2002 and as the Company was not liable for the obligations of, or otherwise committed to provide additional financial support to, AmeriCold Logistics. The decreases in interest earned on the Company's loans to AmeriCold Logistics were attributable to lower average loans outstanding in the current year periods. The Company recognized loan repayments from AmeriCold Logistics that were made during the reporting periods as income as these loans were previously reduced by equity in losses of AmeriCold Logistics.

      On November 4, 2004, VCLOP sold AmeriCold Logistics to its landlord, ART, for $47,700,000 in cash (see " -- Sale of AmeriCold Logistics" above). A discussion of AmeriCold Logistics' results of operations is included below. The amounts discussed below in "AmeriCold Logistics' Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003" exclude income related to the Company's loans with AmeriCold Logistics.

     AmeriCold Logistics' Results of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

      The following is a discussion of the results of operations of AmeriCold Logistics, the Company's former investee in the temperature-controlled logistics business (see the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of this business and see Note 4 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for condensed balance sheet and operating data of AmeriCold Logistics). The data below represents 100% of this business, in which the Company had owned a 60% interest prior to November 4, 2004. For the purpose of the discussion below, "Leased Operations" refer to operations at warehouses leased by AmeriCold Logistics and "Other Operations" refer to (i) warehouses managed by AmeriCold Logistics for the accounts of customers ("Managed Warehouses") and (ii) Transportation Management Services, which includes freight routing, dispatching, freight rate negotiation, backhaul coordination, and distribution channel assessments.

                  Certain prior period amounts in this discussion were reclassified to conform to the current period presentation.

                  Revenues were $173,333,000 for the three months ended September 30, 2004, compared to $163,676,000 for the three months ended September 30, 2003, an increase of $9,657,000, and $509,244,000 for the nine months ended September 30, 2004, compared to $477,556,000 for the nine months ended September 30, 2003, an increase of $31,688,000. Revenues from Leased Operations were $112,463,000 for the three months ended September 30, 2004, compared to $109,921,000 for the three months ended September 30, 2003, an increase of $2,542,000, and $319,756,000 for the nine months ended September 30, 2004, compared to $317,508,000 for the nine months ended September 30, 2003, an increase of $2,248,000. Revenues from Other Operations were $60,870,000 for the three months ended September 30, 2004, compared to $53,755,000 for the three months ended September 30, 2003, an increase of $7,115,000, and $189,488,000 for the nine months ended September 30, 2004, compared to $160,048,000 for the nine months ended September 30, 2003, an increase of $29,440,000.

                  The increase in revenue from Other Operations was due to new Managed Warehouse contracts that commenced after the first quarter of 2003 and additional Transportation Management Services business in 2004 from both new and existing customers.

                  The gross margin for Leased Operations was $36,989,000, or 32.9%, for the three months ended September 30, 2004, compared to $38,603,000, or 35.1%, for the three months ended September 30, 2003, a decrease of $1,614,000, and $108,820,000, or 34.0%, for the nine months ended September 30, 2004, compared to $114,819,000, or 36.2%, for the nine months ended September 30, 2003, a decrease of $5,999,000. These decreases were attributable to (i) start up costs for existing customers at new locations during the first half of this year and (ii) a change in revenue mix as higher margin storage revenues declined and lower margin handling revenues increased.

                  Operating loss from Other Operations was $2,257,000 for the three months ended September 30, 2004, compared to operating income of $4,157,000 for the three months ended September 30, 2003, a decrease of $6,414,000, and operating income of $4,561,000 for the nine months ended September 30, 2004, compared to $11,843,000 for the nine months ended September 30, 2003, a decrease of $7,282,000. These decreases were the result of (i) a $5,062,000 change in estimate for unbilled Transportation revenue (not expected to re-occur) and (ii) lower margins for the Transportation Management Services business due to unused truck capacity and increased costs as a result of new legislation reducing the maximum hours that truck drivers are permitted to drive in a day, partially offset by (iii) increased margin from new and existing Managed Warehouse customers.

                  Rent expense was $42,937,000 for the three months ended September 30, 2004, compared to $41,190,000 for the three months ended September 30, 2003, an increase of $1,747,000, and $125,205,000 for the nine months ended September 30, 2004, compared to $122,494,000 for the nine months ended September 30, 2003, an increase of $2,711,000.

                  General and administrative expenses were $8,468,000 for the three months ended September 30, 2004, compared to $8,681,000 for the three months ended September 30, 2003, a decrease of $213,000, and $25,785,000 for the nine months ended September 30, 2004, compared to $24,500,000 for the nine months ended September 30, 2003, an increase of $1,285,000. The increase in the nine months was primarily due to higher payroll and other employment related expenses, offset by lower professional fees and travel and supplies expenses in the three months ended September 30, 2004.

                  Depreciation and amortization expense was $2,598,000 for the three months ended September 30, 2004, compared to $2,469,000 for the three months ended September 30, 2003, an increase of $129,000, and $8,176,000 for the nine months ended September 30, 2004, compared to $7,327,000 for the nine months ended September 30, 2003, an increase of $849,000. These increases were primarily attributable to depreciation on additional machinery and equipment.

                  Interest expense was $1,403,000 for the three months ended September 30, 2004, compared to $885,000 for the three months ended September 30, 2003, an increase of $518,000, and $3,634,000 for the nine months ended September 30, 2004, compared to $2,539,000 for the nine months ended September 30, 2003, an increase of $1,095,000. These increases resulted from higher average deferred rent balances, partially offset by lower average borrowings outstanding.

                  Other expense, net, was $1,723,000 for the three months ended September 30, 2004, compared to other income, net, of $234,000 for the three months ended September 30, 2003, a decrease of $1,957,000. Other expense, net, was $2,178,000 for the nine months ended September 30, 2004, compared to other income, net, of $1,215,000 for the nine months ended September 30, 2003, a decrease of $3,393,000. These decreases resulted primarily from asset write-offs associated with the cancellation of a Managed Warehouse contract in the third quarter of 2004 and taxes on earnings from AmeriCold Logistics' warehouse in Alberta, Canada during the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had a $75,000,000 unsecured revolving credit agreement with Vornado which was scheduled to expire on December 31, 2004. As noted above under " -- Sale of AmeriCold Logistics," the Company repaid the amount outstanding under this facility on November 4, 2004 and the facility was terminated.

      On November 4, 2004, VCLOP sold AmeriCold Logistics to its landlord, ART, for $47,700,000 in cash. VCLOP distributed substantially all of the sale proceeds to the Company ($28,575,000) and COPI ($19,050,000). The Company used $26,760,000 of its distribution from VCLOP to repay the amount outstanding under its revolving credit agreement with Vornado. In addition, after acquiring AmeriCold Logistics, ART repaid the secured loans payable to the Company in the amount of $6,645,000.

      The sale of AmeriCold Logistics was negotiated and approved by a Special Committee of the Company's independent directors formed to consider and negotiate the sale. The Special Committee was advised by an independent investment banker and independent legal counsel. The Board of Directors is considering alternatives for the Company, including liquidation and dissolution, which would have to be approved by a majority of the holders of the Company's common shares.

      During the nine months ended September 30, 2004, AmeriCold Logistics exercised its right, pursuant to the terms of its leases with the Landlord, to defer the payment of rent. AmeriCold Logistics' deferred rent liability at September 30, 2004 is as follows:

(amounts in thousands)
                                                               Total
                                                               -----
Deferred during the three months ended:
     September 30, 2004.................................   $       13,188
     June 30, 2004......................................           16,085
     March 31, 2004.....................................           10,775
Deferred prior to December 31, 2003.....................           82,394
                                                           --------------
                                                           $      122,442(1)
                                                           ==============

(1) This amount was included in the non-current liabilities of AmeriCold Logistics. As a result of the sale of AmeriCold Logistics discussed in " - Sale of AmeriCold Logistics," $114,105 of this liability was forgiven and $8,337 was assumed by ART.

      On January 20, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $6,120,000 to a joint venture (the "Quarry Company") owned by Vornado and Crescent Real Estate Equities Company, the owners of ART, for $6,000,000 in cash. AmeriCold Logistics recognized a loss of $120,000 on the sale. The accounts receivable have been collected in full.

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

      On September 29, 2004, AmeriCold Logistics sold, without recourse, accounts receivable of $5,610,000 to the Quarry Company for $5,500,000 in cash. AmeriCold Logistics recognized a loss of $110,000 on the sale and also agreed to act as agent to collect the accounts receivable. The Company did not believe that any significant servicing asset or liability existed.

Cash Flows for the Nine Months Ended September 30, 2004

      Net cash used in operating activities of $178,000 was comprised of (i) a net loss of $997,000 and (ii) the recovery from repayments on loans to AmeriCold Logistics previously reduced by equity in losses of $769,000, partially offset by (iii) the net change in operating assets and liabilities of $1,588,000.

      Cash provided by investing activities of $769,000 resulted from repayments of loans to AmeriCold Logistics.

      There were no cash flows from financing activities.

Cash Flows for the Nine Months Ended September 30, 2003

      Net cash provided by operating activities of $55,000 was comprised of (i) the net change in operating assets and liabilities of $1,358,000, partially offset by (ii) a net loss of $645,000 and (iii) the recovery from repayments on loans to AmeriCold Logistics previously reduced by equity in losses of $658,000.

      Cash provided by investing activities of $658,000 resulted from repayments of loans to AmeriCold Logistics.

      There were no cash flows from financing activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The fair value of the amount outstanding under the revolving credit facility with Vornado at September 30, 2004 was approximately $22,243,000. The fair value was estimated by discounting the future cash flows using current market rates available to the Company. The Company repaid the amount outstanding on November 4, 2004 and the facility was terminated on such date. The Company has no other significant exposure to market risk.

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

ITEM 5.  OTHER INFORMATION

      The Company, a Delaware corporation, holds its assets and conducts its business through Vornado Operating L.P., a Delaware limited partnership ("Company L.P."). The Company is the sole general partner of, and as of September 30, 2004, owned a 90.1% partnership interest in, Company L.P. Company L.P. owns 60% of Vornado Crescent Logistics Operating Partnership ("VCLOP") which, owned AmeriCold Logistics, LLC ("AmeriCold Logistics"). AmeriCold Logistics is the operator of a temperature-controlled logistics business.

      On November 4, 2004, VCLOP sold AmeriCold Logistics to its landlord, Americold Realty Trust ("ART"), for $47,700,000 in cash. The sale of AmeriCold Logistics was negotiated and approved by a Special Committee of the Company's independent directors formed to consider and negotiate the transaction. The Special Committee was advised by an independent investment banker and independent legal counsel. VCLOP distributed substantially all of the sale proceeds to the Company ($28,575,000) and Crescent Operating, Inc. ($19,050,000).

      In addition, the Company received $6,645,000 in cash owed to the Company by AmeriCold Logistics and the Company paid $26,760,000 in cash it owed to Vornado Realty Trust.

      The Company has been advised that the owners of ART have entered into a definitive agreement to sell 20.7% of ART's common shares. The Company's Special Committee and its advisors were aware of the details of the transaction when they approved the sale of AmeriCold Logistics to ART.

      The Board of Directors is considering alternatives for the Company, including liquidation and dissolution, which would have to be approved by a majority of the holders of the Company's common shares. The Company estimates that a liquidating distribution would be approximately $2.00 per share or unit as compared to the last trading price of $0.35 per share although the actual amount may be higher or lower depending on whether its remaining liabilities turn out to be higher or lower than the estimated amounts.

      A copy of the press release issued by the Company on November 4, 2004 regarding the above-referenced transaction is being filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

      The pro forma information set forth below presents the Company's (i) condensed consolidated balance sheet as of September 30, 2004 as if the transactions described above occurred on September 30, 2004 and (ii) condensed consolidated statements of operations for the nine months ended September 30, 2004 and the year ended December 31, 2003 as if the transactions described above occurred on January 1, 2003.


(amounts in thousands)                                                      SEPTEMBER 30, 2004
                                                          -----------------------------------------------------
                                                                                PRO FORMA
                                                          HISTORICAL           ADJUSTMENTS            PRO FORMA
                                                          ----------           -----------            ---------

Cash and cash equivalents...........................      $   1,709            $   6,734  A          $  10,411
                                                                                  28,575  B
                                                                                 (26,607) C
Interest receivable from AmeriCold Logistics........             29                  (29) A                 --
Prepaid expenses and other assets...................             10                   45  B                 55
                                                          ---------            ---------             ---------
Total assets........................................      $   1,748            $   8,718             $  10,466
                                                          =========            =========             =========

Note, interest and fees payable to Vornado..........      $  26,607            $ (26,607) C          $      --
Due to Vornado......................................             82                   --                    82
Accounts payable and accrued expenses...............            273                   --                   273
                                                          ---------            ---------             ---------
Total liabilities...................................         26,962              (26,607)                  355
                                                          ---------            ---------             ---------
Minority interest...................................             --                1,004  D              1,004
                                                          ---------            ---------             ---------
Stockholders' (deficit) equity......................        (25,214)               6,705  A              9,107
                                                                                   2,336  B
                                                                                  26,284  B
                                                                                  (1,004) D
                                                          ---------            ---------             ---------
Total liabilities and stockholders' (deficit) equity      $   1,748            $   8,718             $  10,466
                                                          =========            =========             =========

A    - Repayment of loans owed to the Company by AmeriCold Logistics, resulting in a gain of $6,705

B    - Distribution of proceeds of AmeriCold Logistics, resulting in a gain of
       $26,284 and a reversal of accumulated other comprehensive loss of $2,336

C    - Repayment of loan owed to Vornado

D    - Allocation of minority interest's share of gains


                                         NINE MONTHS ENDED SEPTEMBER 30, 2004                 YEAR ENDED DECEMBER 31, 2003
                                        --------------------------------------         -------------------------------------------
                                                        PRO FORMA                                       PRO FORMA
                                         HISTORICAL    ADJUSTMENTS    PRO FORMA        HISTORICAL       ADJUSTMENTS    PRO FORMA
                                         ----------    -----------    ---------        ----------       -----------    ---------

Interest income......................   $     6         $    --      $     6            $     3           $    --         $     3
General and administrative expense...     1,219              --        1,219              1,118                --           1,118
                                        -------         -------      -------            -------           -------         -------
                                         (1,213)             --       (1,213)            (1,115)               --          (1,115)
Interest and debt expense to Vornado.    (1,213)          1,213  E        --             (1,560)            1,560  E           --
Income from AmeriCold Logistics......     1,429          (1,429) F        --              1,890            (1,890) F       34,640
                                                                                                           34,640  G
Minority interest....................        --             120  H       120                 --            (1,234) H       (1,234)
                                        -------         -------      -------            -------           -------         -------
Net (loss) income....................   $  (997)        $   (96)     $(1,093)           $  (785)          $33,076         $32,291
                                         ======         =======      =======             ======           =======         =======

Net (loss) income per share:
   Basic.............................   $ (0.25)                     $ (0.27)           $ (0.19)                          $  7.94
   Diluted...........................     (0.25)                       (0.27)             (0.19)                             7.15

E - Elimination of interest and debt expense resulting from repayment of loan to Vornado

F    - Reversal of income from AmeriCold Logistics due to sale of AmeriCold
     Logistics

G - Gain from VCLOP's sale of AmeriCold Logistics and repayment of loans owed to the Company by AmeriCold Logistics

H    - Allocation of minority interest's share of net loss (income)

ITEM 6.  EXHIBITS

      Exhibits required by Item 601 of Regulation S-K are filed herewith and are listed in the attached Exhibit Index.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          VORNADO OPERATING COMPANY
                                    ---------------------------------
                                                (Registrant)




Date: November 4, 2004          By:            /s/ JOSEPH MACNOW
                                     -----------------------------------------
                                     Joseph Macnow, Executive Vice President
                                     and Chief Financial Officer (duly
                                     authorized officer and principal
                                     financial and accounting officer)

                                  EXHIBIT INDEX


EXHIBIT NO.
-----------

               The following is a list of all exhibits filed as part of this report.

       10.1    Securities Purchase Agreement by and between Vornado Crescent Logistics Operating
               Partnership, Vornado Operating L.P., Vornado Operating Company, COPI Cold Storage
               L.L.C., ART AL Holding LLC, Americold Realty Trust and Vornado Realty L.P., dated
               November 4, 2004

       15.1    Letter of Deloitte & Touche LLP regarding unaudited interim financial information

       31.1    Rule 15d-14(a) certification of the Chief Executive Officer

       31.2    Rule 15d-14(a) certification of the Chief Financial Officer

       32.1    Section 1350 certification of the Chief Executive Officer

       32.2    Section 1350 certification of the Chief Financial Officer

       99.1    Press release announcing sale of AmeriCold Logistics, LLC